Form 10QSB
period 1998-03-31
COMPOSITE AUTOMOBILE RESEARCH LTD
filed 1998-09-18
CIK 1028130

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                        For Quarter ended March 31, 1998
                         Commission File Number 0-23693

                       COMPOSITE AUTOMOBILE RESEARCH, LTD.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


      Alberta, BC                                        93-1202663
   -----------------                                   --------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                  635 Front Street, El Cajon, California 92020
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

        (619) 444-7254                              FAX  (619) 444-9026
      ------------------                         --------------------------
          (Registrant's telephone and fax number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  [X]                      No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

As of March 31, 1998, the registrant had 4,338,050 shares of common stock, no stated par value, issued and outstanding.

PART 1   FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS


                       COMPOSITE AUTOMOBILE RESEARCH, LTD.
                                  BALANCE SHEET
                                    UNAUDITED


                                              March 31             March 31
                                                1998                 1997

ASSETS

CURRENT ASSETS

     CASH                                      457,890               51,963
     PREPAID RENT                                  675                  675
     NOTE RECEIVABLE - SHAREHOLDER                   0              200,000
                                             ------------------------------
TOTAL CURRENT ASSETS                           458,565              252,638

FIXED ASSETS

     PROPERTY & EQUIPMENT                      987,351              247,853
     LESS DEPRECIATION                        (142,567)             (55,003)
                                             ------------------------------
NET FIXED ASSETS                               844,784              192,850

OTHER ASSETS

     DEPOSITS                                   30,518               28,485
     CONSULTING CONTRACT                             0              100,000
     ORGANIZATION COSTS                            712                  712
     LESS AMORTIZATION                            (712)                (107)
                                             ------------------------------
TOTAL OTHER ASSETS                              30,518              129,090
                                             ------------------------------
TOTAL ASSETS                                 1,333,867              574,578
                                             ==============================


                        SEE NOTES TO FINANCIAL STATEMENTS

                       COMPOSITE AUTOMOBILE RESEARCH, LTD.
                                  BALANCE SHEET
                                    UNAUDITED


                                                 March 31           March 31
                                                   1998                1997

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     DEPOSITS                                     403,100                  0
     ACCOUNTS PAYABLE                              81,049            107,620
     ACCRUED LIABILITIES                            6,647             12,242
     NOTES PAYABLE - SHAREHOLDERS                  70,852             41,650
                                               -----------------------------
TOTAL CURRENT LIABILITIES                         561,648            161,512

LONG TERM LIABILITIES

     DEFERRED LICENSE FEES                         31,250                  0
                                               -----------------------------
TOTAL LONG TERM LIABILITIES                        31,250                  0
                                               -----------------------------
TOTAL LIABILITIES                                 592,898            161,512

STOCKHOLDERS' EQUITY

     COMMON STOCK                               3,123,704            137,519
     CONVERTIBLE STOCK WARRANTS                         0          1,444,742
     ADDITIONAL PAID IN CAPITAL                         0                  0
     CONTRIBUTED CAPITAL FOR SERVICES             198,000             99,000

     BEGINNING RETAINED EARNINGS               (1,478,454)          (319,636)
     NET INCOME (LOSS)                         (1,102,281)          (948,559)

     ENDING RETAINED EARNINGS                  (2,580,735)        (1,268,195)
                                               -----------------------------
TOTAL STOCKHOLDERS' EQUITY                        740,969            413,066
                                               -----------------------------
TOTAL LIAB & STOCKHOLDERS' EQUITY               1,333,867            574,578
                                               =============================


                        SEE NOTES TO FINANCIAL STATEMENTS

                       COMPOSITE AUTOMOBILE RESEARCH, LTD.
                                INCOME STATEMENT
                                    UNAUDITED


                                                      March 31          March 31
                                                        1998               1997
REVENUE

  SALES                                                    0             67,446
                                                  -----------------------------
TOTAL REVENUE                                              0             67,446

COST OF SALES                                              0             17,800
                                                  -----------------------------
GROSS PROFIT (LOSS)                                        0             49,646

OPERATING EXPENSES

  SALARIES & WAGES                                    63,630             94,579
  SALES & MARKETING                                  269,934             26,073
  COMPENSATION - FAIR VALUE                           99,000             99,000
  CONSULTING & OUTSIDE SERVICES                       11,385            151,103
  TRAVEL                                               6,088             46,871
  LEGAL & ACCOUNTING                                  89,043             68,477
  GENERAL & ADMINISTRATIVE                           176,560            236,048
  AMORTIZATION                                           533                107
  DEPRECIATION                                        86,104             55,058
  LOSS ON SALE OF EQUIP                                    0            198,646
  LOSS ON WRITE-OFF OF ASSETS                        300,000                  0
  LOSS ON WRITE-OFF OF GOODWILL                            0             21,443
                                                  -----------------------------
TOTAL OPERATING EXPENSES                           1,102,277            997,405
                                                  -----------------------------
INCOME (LOSS) FROM OPERATIONS                     (1,102,277)          (947,759)

OTHER INCOME & EXPENSE

     INTEREST EARNED                                     102                  0
     RENTAL INCOME                                     3,200                  0
     INTEREST EXPENSE                                 (2,506)                 0
                                                  -----------------------------
TOTAL OTHER INCOME & EXPENSE                             796                  0
INCOME (LOSS) BEFORE TAXES                        (1,101,481)          (947,759)

PROVISION FOR TAXES                                      800                800
                                                  -----------------------------
NET LOSS                                          (1,102,281)          (948,559)
                                                  =============================
NET LOSS PER AVERAGE COMMON SHARE                      (0.31)             (0.41)

WEIGHTED AVER. COMMON SHARES OUTSTANDING           3,513,821          2,217,494


                        SEE NOTES TO FINANCIAL STATEMENTS

                       COMPOSITE AUTOMOBILE RESEARCH, LTD.
                            STATEMENTS OF CASH FLOWS
                           NINE MONTHS ENDED MARCH 31


                                                             1998               1997

CASH FLOWS FROM OPERATING ACTIVITIES

  NET INCOME (LOSS)                                      (1,102,281)          (948,559)

ADJ TO RECONCILE NET INCOME (LOSS) TO NET
CASH USED IN OPERATING ACTIVITIES:

  DEPRECIATION & AMORTIZATION                                86,637             55,165
  LOSS ON DISPOSAL OF EQUIPMENT                                   0            198,646
  (INCREASE) DECREASE IN ACCTS. RECEIVABLE                        0              3,149
  (INCREASE) DECREASE IN INVENTORY                                0            132,953
  (INCREASE) DECREASE IN NOTES RECEIVABLE                   200,000           (200,000)
  (INCREASE) DECREASE IN GOODWILL                                 0             38,999
  (INCREASE) DECREASE IN DEPOSITS ASSET                      (2,033)           (24,850)
  (INCREASE) DECREASE IN LICENSE (OTHER ASSET)                    0             10,000
  (INCREASE) DECREASE IN CONSULTING CONTRACT                100,000           (100,000)
  INCREASE (DECREASE) IN DEPOSITS LIABILITY                 403,100           (131,460)
  INCREASE (DECREASE) IN ACCTS PAYABLE                       25,968             57,766
  INCREASE (DECREASE) IN ACCRUED LIAB                          (477)           (65,649)
  INCREASE (DECREASE) IN DEFERRED LIC. FEES                  31,250                  0
                                                         -----------------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                   (257,836)          (973,840)

CASH FLOWS FROM INVESTING ACTIVITIES

  (INCREASE) DECREASE IN FIXED ASSETS                      (629,673)           (70,077)
                                                         -----------------------------
NET CASH USED IN INVESTING ACTIVITIES                      (629,673)           (70,077)

CASH FLOWS FROM FINANCING ACTIVITIES

  STOCK ISSUED                                            1,190,703            947,693
  STOCK CANCELLED                                                             (109,657)
  INCREASE (DECREASE) IN NOTES PAYABLE-SH                    30,416             41,650
  CONTRIBUTED CAPITAL-FAIR VALUE SVCS. PROVIDED              99,000             99,000
                                                         -----------------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                  1,320,119            978,686


NET INCREASE (DECREASE) IN CASH                             432,610            (65,231)

CASH AT BEGINNING OF PERIOD                                  25,280            117,194

CASH AT END OF PERIOD                                       457,890             51,963


                        SEE NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS


1.       MANAGEMENT'S OPINION

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the company as of March 31, 1998 and March 31, 1997, and the results of operations for the three months ended March 31, 1998 and 1997 and changes in cash for the three months ended March 31, 1998 and 1997.


2.       INTERIM REPORTING

The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the remainder of the year.



3.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Organization and Nature of Operations

         In January 1996, Composite Automobile Research, Inc. ("the Company") was incorporated pursuant to the Alberta Business Corporations Act. The Company was incorporated to facilitate an initial public offering. Subsequent to incorporation, the Company acquired Thunder Ranch, Inc., ("Thunder") and World Transport Authority, Inc. ("WTA"). These acquisitions have been accounted for under the purchase method with any difference between fair market value of assets purchased and liabilities assumed being reflected as goodwill.

         In September 1996, the Company sold certain assets and liabilities to a former stockholder in exchange for common stock of the Company and promises to pay. The transaction has been accounted for by the purchase method (Note 3). During 1997, common stock issued in accordance with this agreement was canceled (Note 7).

         The Company, through its wholly owned subsidiary, is in the business of designing vehicles, and selling licenses to others to produce these vehicles in markets around the world.

         Basis of Consolidation

         For purposes of consolidation and presentation, all significant inter-company transactions and account balances have been eliminated.

         Basis of Accounting

         The Company's policy is to use the accrual method of accounting and to prepare and present financial statements which conform to generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         Cash and Equivalents

         For purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 1998 and March 31, 1997.

         Property and Equipment

         Property and equipment are recorded at cost. Depreciation and amortization of property and equipment is provided using the straight line method over estimated useful lives ranging from five to seven years. Upon retirement or disposal of depreciated assets, the cost and related depreciation are removed and the resulting gain or loss is reflected in income. Major renewals and betterments are capitalized while maintenance costs and repairs are expensed in the year incurred. Any assets acquired from shareholders are recorded at historical cost at the time of transfer.

         Revenue Recognition

         Revenues from the sale of a Master License are recognized when the Master License holder has made payment to the Company and performed marketing services sufficient to sell at least one Manufacturing & Distribution License. Revenues from the sale of a Manufacturing & Distribution License are recognized when the Licensee has made payment to the Company, and the Company has provided substantially all factory components and training sufficient for the Licensee to begin vehicle production.

         Net Loss Per Share

         The Company has adopted the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share" standards for computing and presenting its loss per share for financial statement presentation. The net loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the period.

         Income Taxes

         Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

4.       INCOME TAXES:

         The provision for income taxes for the interim periods ended March 31, 1998 and March 31, 1997 represents $800 for the minimum California franchise tax.


5.       RELATED PARTY TRANSACTIONS:

         The Company had agreed to accept consulting services from a former stockholder as part of the sale of certain assets and liabilities (Note
         1), the value of which was determined by actual consulting services the former stockholder performed in the past. Additionally, the Company was owed $200,000 as of March 31, 1997 from the former stockholder for the purchase of certain assets (Note 1). In 1997, the Company was named in a complaint by this former stockholder. The complaint was dismissed by the Superior Court in San Diego on April 10, 1998, and as a result, obligations between the parties were deemed unenforceable, and written off as a loss in the period ended March 31, 1998.

         Related party debt at March 31, 1998 and March 31, 1997 consists of amounts loaned to the Company by Stockholders. There are no formal repayment terms.

6.       COMMITMENTS AND CONTINGENCIES:

         The Company leases its office and design facilities under an operating lease that expires in March 2001. This lease was entered into on March 1, 1996. This operating lease provides that the Company pay, in addition to the base rent, 83% of common area operating expenses as determined by a prorated share of total square footage of the building.

         Future minimum lease payments due under the operating lease for office and design facilities are as follows:

                            Year ending June 30

                                     1998                      $107,856
                                     1999                       107,856
                                     2000                       107,856
                                     2001                        26,964
                                                               --------
                                     Total                      350,532
                                                               ========

7.       LICENSE AGREEMENTS:

         As of March 31, 1998, the Company had entered into two agreements with unrelated third party representatives in Mexico and the Philippines whereby the Company issued a Master License in Mexico and a Master License in the Philippines to allow those representatives to sell individual Manufacturing & Distribution Licenses and provide support to Licensees to build and sell vehicles on behalf of the Company. The Company had also entered into one Manufacturing & Distribution License agreement with a representative in Honduras. For the period ended March 31, 1998, performance on these agreements was pending.

8.       SUBSEQUENT EVENTS:

         The Company entered into binding arbitration with a former business partner, Thomas McBurnie regarding the consideration to be paid for the sale of Thunder Ranch, Inc. to Mr. McBurnie in an Agreement dated September 27, 1996. The arbitration was summarily dismissed in favor of the Company on November 24, 1997. Mr. McBurnie filed a complaint in Superior Court of San Diego, California against the Company on December 10, 1997 concerning the same Agreement dated September 27, 1996. On April 10, 1998, the Superior Court dismissed the entire complaint. The Company previously had agreed to issue 1,793,000 shares of common stock to this individual. However, as of June 30, 1997, the stock had been canceled as recorded by the stock transfer agent, Pacific Corporate Trust. These shares will remain canceled per the Superior Court decision of April 10, 1998.


9.       DISCLOSURES REQUIRED BY FAS-128

Reconciliation of computations used for basic and diluted EPS:

  3/31/97                   Basic EPS

  Loss                       (948,559)

  Weighted                  2,217,494
  Shares

  Calculation                (948,559)
                           ----------
                            2,217,494


  3/31/98                   Basic EPS
  Loss                     (1,102,281)

  Weighted                  3,513,821
  Shares

  Calculation              (1,102,281)
                           ----------
                            3,513,821

The disclosure for diluted earnings per share is not presented as the results of calculations were antidilutive.

PART 1     FINANCIAL INFORMATION

ITEM 2: Management's Discussion and Analysis of financial condition and results of operations.

General:

The Company anticipates that stock sales, license sales, and negotiations for near-term license sales should provide sufficient cash flows for the foreseeable future.

Results of Operations:

Deposits of $31,250 from license sales were recorded as deferred license sales for the period ended March 31, 1998. Sales recorded for the period ended March 31, 1997 consisted of sales from discontinued operations of Thunder Ranch of $67,446. The Company sustained a net loss of $ 1,102,281 for the period ended March 31, 1998 and a net loss of $948,559 for the period ended March 31, 1997. Losses were primarily attributable to expenditures for research and development of the WorldStar(R) vehicle.

The Company had sold two Master Licenses and one Manufacturing & Distribution License for WorldStar(R) factories, with nine additional Manufacturing & Distribution licenses in Mexico pending financing.

Subsequently, in May 1998, the Company produced and delivered the first set of production molds for a Tijuana, Mexico factory owned by the Mexico Master License holder. The Tijuana factory began vehicle production in June 1998. As of the date of this filing, the Tijuana factory has increased vehicle production to four vehicles per week. All vehicles produced by that facility have been sold to commercial businesses.

Liquidity and Capital Resources:

As of March 1997, the Company had $51,963 cash on hand and in the bank. The primary costs and operating expenses for the period ended March 1997 were: salaries & wages $112,379, marketing $26,073, outside services $151,103, other operating expenses $505,561. Additional non-cash expenses of $220,089 were related to the sale of a subsidiary of the Company.

As of March 31, 1998, the Company had $457,890 cash on hand and in the bank. The primary costs and operating expenses for the period ended March 31, 1998 were: salaries & wages $63,660, marketing $269,934, outside services $11,385, other operating expenses $457,298. Additional non-cash expenses of $300,000 were related to the write-off of a consulting contract and a note receivable from a former shareholder, Thomas McBurnie.

Currently, the Company maintains a sufficient positive cash balance for production and working capital. The substantial losses through March 1998 were due to product development expenses. Subsequent Licensee payments and additional sales of the Company's equity securities have allowed the Company to complete production and increase marketing efforts.

PART II     OTHER INFORMATION

ITEM 1      Not applicable.

ITEMS 2-4:  Not applicable

ITEM 5:     Information required in lieu of Form 8-K:  None

ITEM 6:     Exhibits and Reports on 8-K:

                   a)   Exhibit # 27.1, "Financial Data Schedule"

                   b) No reports on Form 8-K were filed during the fiscal quarter ended March 31, 1998

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.






      Dated:  September 17, 1998       /s/ STEVEN R. WRIGHT
                                       -----------------------------------
                                       Steven R. Wright,
                                       Treasurer and Principal Financial Officer