Form 10KSB40
period 1998-06-30
COMPOSITE AUTOMOBILE RESEARCH LTD
filed 1998-10-15
CIK 1028130

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                          For Year ended June 30, 1998
                         Commission File Number 0-23693

                       COMPOSITE AUTOMOBILE RESEARCH, LTD.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     Alberta, BC                                    93-1202663
   -----------------                              --------------
(State of Incorporation)                 (I.R.S. Employer Identification No.)

                  635 Front Street, El Cajon, California 92020
-------------------------------------------------------------------------------
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

                     Yes    [X]                 No [ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 KSB or any amendment to this Form 10-KSB.

                     Yes    [X]                 No [ ]

The issuer's revenues for the year ended June 30, 1998 were $160,000.

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 1998, based on the average selling price of the Company's private placement was $6,093,780. As of June 30, 1998, the registrant had 4,736,400 shares of common stock, no stated par value, issued and outstanding.

ITEM 1               BUSINESS


History

           Composite Automobile Research, Inc. ("the Company") was incorporated in January 1996 pursuant to the Alberta Business Corporations Act. The Company was incorporated to facilitate an initial public offering in order to provide funding for a new motorvehicle prototype. Subsequent to incorporation, the Company acquired Thunder Ranch, Inc., and World Transport Authority, Inc. These acquisitions have been accounted for under the purchase method with any difference between fair market value of assets purchased and liabilities assumed being reflected as goodwill.

           In September 1996, the Company sold certain Thunder Ranch, Inc. assets and liabilities to a former stockholder in exchange for common stock of the Company and promises to pay. The transaction has been accounted for by the purchase method. During 1997, common stock issued in accordance with this agreement was canceled.


General

           The Company, through its wholly owned subsidiary, is in the business of designing vehicles, and selling licenses to others to produce these vehicles in markets around the world.

           The Company sells a Master License for each predetermined geographic region or each country, depending on the estimated vehicle sales in each market. The price for this Master License varies depending upon the population of the geographic region or country served. The Master License holder is responsible for selling Manufacturing and Distribution Licenses for individual factories throughout their country or region. The Master Licensee provides all support for each factory, including training and marketing utilizing local customs and language.

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

ITEM 2               PROPERTIES


           The Company leases its office and design facilities under an operating lease that expires in March 2001. This lease was entered into on March 1, 1996. This operating lease provides that the Company pay, in addition to the base rent, 83% of common area operating expenses as determined by a prorated share of total square footage of the building. For the years ended June 30, 1998, 1997, and 1996 respectfully, rent expense amounted to $131,382, 121,978, and $18,649.

           Future minimum lease payments due under the operating lease for office and design facilities are as follows:

                Year ending June 30
                -------------------
                          1999                            98,160
                          2000                           102,087
                          2001                            78,839
                                                         -------

                          Total                          279,086
                                                         =======

ITEM 3               LEGAL PROCEEDINGS

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


ITEM 4               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no such submissions, as the Company did not have a shareholders meeting in the year ended June 30, 1998.

PART II


ITEM 5 MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

General

On September 24, 1998 the Company's common stock began trading on the OTC Electronic Bulletin Board which is sponsored by the National Association of Securities Dealers (NASD). As of the date of this filing there is insufficient trading information and trading days needed to establish a representative high and low bid price for the quarter ended September 30, 1998.

The Company has outstanding options, which, if all exercised, will result in the issuance of 368,334 shares of common stock.

The Company's Board of Directors determines any payment of dividends. The Board of Directors does not expect to authorize the payment of cash dividends in the foreseeable future. Any future decision with respect to dividends will depend on future earnings, operations, capital requirements and availability, restrictions in future financing agreements, and other business and financial considerations.

As of June 30, 1998, there were approximately 214 holders of record of the Company's Common Stock. The Board of Directors believe the number of beneficial owners is greater than the number of record holders because a portion of the Company's outstanding Common Stock is held of record in broker "street names" for the benefit of individual investors.


ITEM 6               SELECTED FINANCIAL DATA

Financial Condition

 The Company's financial condition improved from 1997 to 1998. In 1998, the Company's working capital would have been $246,816 except for recording $339,483 of stock subscriptions as a current liability due to the pending issuance of stock. The following table presents the key measures of financial condition as of June 30, 1998, and 1997:

                                      1998                       1997
                             -----------------------      ---------------------
                                              %                          %
                                 $         of assets         $        of assets
                             ------        ---------      ------      ---------
Cash                         246,163        15.4          25,280         3.9

Current Assets               490,054        30.7          25,955         4.0



Current Liabilities          582,721        36.5          102,641      15.6

Working Capital              -92,667        ------        -76,686      ------

Property & Equip (net)     1,074,943        67.4          301,215      45.9

Total Assets               1,595,515         100          656,188       100

Long Term Debt               ------         ------        ------       ------

Shareholders' Equity         981,544        61.5          553,547      84.4


As of June 30, 1998, the Company had $246,163 cash on hand and in the bank. The primary sources of cash and financing for the Company for the year ended June 30, 1998 were $160,000 from sales, $1,783,535 from issuance of stock and stock subscriptions, $458,951 of stock was issued for services, and shareholders' loans to the Company of $28,416. The primary uses of cash during the year ended June 30, 1998 were $672,234 to finance the Company's operations, $839,098 for vehicle molds, and $79,736 for plant and equipment. The Company had an average of twelve full time employees during the year ended June 30, 1998.


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Revenues of $160,000 for the year ended June 30, 1998 were from license sales. Deposits of $31,250 from licensees were recorded as deferred license sales for the year ended June 30, 1998. Sales recorded for the year ended June 30, 1997 consisted of sales from discontinued operations of Thunder Ranch of $67,278. Sales recorded for the year ended June 30, 1996 consisted of sales from discontinued operations of Thunder Ranch of $27,140. The Company sustained a net loss of $ 1,525,406 for the year ended June 30, 1998, a net loss of $1,059,818 for the year ended June 30, 1997, and a net loss of $319,636 for the period ended June 30, 1996. Losses were primarily attributable to expenditures for research and development of the WorldStar(R) vehicle and write-offs attributable to the sale of Thunder Ranch of $220,089 for the year ended June 30, 1997, and $253,503 for the year ended June 30, 1996.

           The Company sold two Master Licenses and one Manufacturing & Distribution License for WorldStar(R) factories, with additional license sales pending in Mexico and the Philippines.

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

ITEM 8               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Financial Statements of the Company with related Notes are attached hereto:


   Balance Sheets as of June 30, 1998 and 1997
   Statements of Operations for the years ended June 30, 1998, 1997 and 1996 Statements of Stockholders' Equity for the years ended June 30, 1998, 1997 and 1996
   Statements of Cash Flows for the years ended June 30, 1998, 1997 and 1996


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None





PART III


ITEM 10              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Directors:

                       Age        Date Elected         Position
                       ---        ------------         --------
Dean Amaru             55           6/1/96             President

Steven R. Wright       54           6/1/96             Director, Secretary & Treasurer

Rodger Ward            78           6/1/96             Vice President

Lyle Wardrop           57           3/19/96            Director

Resumes:

Dean Amaru, President

           1989 - Current                 Owner - URAMA SALES & MARKETING, HESPERIA CA - Company
                                          provides all aspects of sales and marketing to small businesses including consultation, product development, market analysis, sponsorships, advertising and  graphic design from concept to design & printing.

           1994 - Current                 Founder, President, Treasurer -  VICTOR VALLEY MARKETING
                                          GROUP,  VICTORVILLE  CA - Network of local business owners and professionals who use ethical business practices and fair market prices for honest work and goods.  Organized as an Advertising Club to increase quality and quantity of member's business through networking, referrals, group-buying power, publication and promotions.

           1988 - 1989                    Sales & Marketing Manager -  TRIM-LOK INC., PARAMOUNT CA
                                          Responsible for all aspects of sales and marketing for vinyl extrusion edge trim for United States OEM and wholesale market. Opened international distribution.

           1986 - 1988                    Sales Manager / Special Products & Projects - FORD WHOLESALE
                                          COMPANY INC., SANTA ANA CA - Responsible for sales program for roofing wholesaler with seven California locations for all special products.  Designed, implemented and evaluated sales training & marketing methods promoting new products in market.

           1966 - 1986                    Regional Sales Manager -  GENSTAR / FLINTKOTE COMPANY, LOS
                                          ANGELES CA - Responsible for regional sales of roofing products and supervision of employees in production, warehouse, office and sales.
                                          Established policies, procedures and training promoting leadership skills.

                                          Education

                                          UNIVERSITY OF LAS VEGAS
                                          Major: Business Administration


Steven R. Wright, Secretary Treasurer & Director

           1978 - Present                 Owner - WRIGHT & GEIS, INC.  CERTIFIED PUBLIC ACCOUNTANTS,
                                          SAN DIEGO, CA - Serve as director and financial officer for two public companies.  Responsible for all aspects of accounting,
                                          Securities & Exchange filing, taxes and strategic planning. Corporate tax specialist responsible for
                                          corporation, individual, partnership
                                          and fiduciary federal and multi-state
                                          income tax returns. Manage client
                                          contact, quality control, tax review
                                          and planning, research, and audit
                                          representation. Provide management
                                          advisory services in design and
                                          installation of data processing
                                          systems, budgets, job costing,
                                          estimating, financial planning,
                                          analysis and personnel management.
                                          Extensive experience with financial
                                          institutions, creditors and investors
                                          for financing and cash management.

           1976 - 1978                    Manager of Financial Planning - CAMPBELL INDUSTRIES, INC.,
                                          SAN DIEGO, CA - Responsible for financial projections and
                                          strategic planning for board of directors.  Developed project budgets with projected cash flow, estimating, and cost accounting for new construction and ship repair work.  Supervised cost accounting and financial planning staff.

           1974 - 1976                    Senior Accountant - ROHR INDUSTRIES, INC., CHULA VISTA, CA
                                          Responsible for accounting for three subsidiaries.  Prepared accounting entries, subsidiary ledgers, general ledgers, financial statements, cash and sales forecasts and account analysis.

                                          Education

                                          SAN DIEGO STATE UNIVERSITY
                                          B.S. Accounting, 1974

                                          SAN DIEGO STATE UNIVERSITY
                                          B.A. Public Administration, 1970


Lyle P. Wardrop, Director

            1963 - Present                President -  GOLDEN MILE MOTORS, LTD. & UNITED AUTO BROKERS,
                                          LTD. - Both companies are involved in the sale of used trucks and autos.

           1972 - Present                 President - SURREY LAND CENTER, VANCOUVER, B.C. - This
                                          company is involved in the sale, development, and rental of industrial land and warehouse space.

           1976 - 1986                    President - INTERNATIONAL WATERBED DISTRIBUTORS - This
                                          company was involved in the manufacture, distribution, and retail sale of waterbeds and bedroom furniture and became Canada's largest waterbed wholesaler.

           1978 - 1983                    Treasurer - CANADIAN WATERBED MANUFACTURING ASSOCIATION -


                                          This association represented the
                                          manufacturing companies in the
                                          waterbed industry.

           1993 - Present                 Chairman Used Car Division - AUTOMOTIVE RETAILERS
                                          ASSOCIATION OF BRITISH COLUMBIA - This association represents the automotive retail sector in dealing with government and private agencies.

           1994 - Present                 Director and Board Member -  AUTOMOTIVE RETAILERS
                                          ASSOCIATION OF BRITISH COLUMBIA - This association represents
                                          1300 member companies in six divisions employing over 25,000 people.


Rodger Ward, Vice President of Public Relations

           1990 - Present                 Chief Steward -  AMERICAN INDYCAR SERIES

           1986 - Present                 Owner - RODGER WARD & ASSOCIATES - Auto and race car restoration business, President Vintage Racing.

           1983 - 1985                    President - CITIZENS SECURITY SYSTEMS, DALLAS TX

           1979 - 1982                    Team Manager - CIRCUS CIRCUS HOTEL, LAS VEGAS NV - Manager
                                          of the Unlimited Hydroplane Race Team.

           1972 - 1976                    Owner -  RODGER WARD TIRE CENTERS, ROSEMEAD & MONROVIA CA

           1969 - 1972                    Director of Public Relations - ONTARIO MOTOR SPEEDWAY, ONTARIO
                                          CA

           1967 - 1970                    Owner - FIRESTONE TIRE CENTER, SPEEDWAY IN

           1946 - 1966                    PROFESSIONAL RACE CAR DRIVER - Accomplishments include
                                          National Stock Car Championship 1951, Indianapolis 500 Winner
                                          1959 & 1962, and USAC Champion 1959 & 1962.

           1990 - Present                 BOARD OF DIRECTORS - SAN DIEGO AUTOMOTIVE MUSEUM
           1972 - 1976                    BOARD OF DIRECTORS - SUPERIOR INDUSTRIES
           1958 - 1968                    CHAMPION SPARK PLUG CO.  HIGHWAY SAFETY PROGRAM
           1958 - 1966                    BOARD OF DIRECTORS - USAC
           1941 - 1946                    U.S. AIR FORCE

ITEM 11              EXECUTIVE COMPENSATION

Summary Compensation Table

Name &                                                         Restricted        Options         LTIP          All other
principle            Year      Salary        Bonus     Other     compen-          Stock          SARs           payouts
position                         ($)         ($)      Annual     sation           awards          (#)             ($)
---------            ----      ------       ------    ------   -----------       -------         ----          ---------
Dean Amaru           1997      38,000        -0-        -0-        -0-            50,000          -0-             -0-
Pres.                1998         -0-        -0-        -0-        -0-             -0-            -0-             -0-

Steven               1997         -0-        -0-        -0-        -0-            33,333          -0-             -0-
Wright               1998         -0-        -0-        -0-        -0-              -0-           -0-             -0-
Sec/Tres

Lyle                 1997         -0-        -0-        -0-        -0-            33,333          -0-             -0-
Wardrop              1998         -0-        -0-        -0-        -0-              -0-           -0-             -0-
Director

Rodger               1997         -0-        -0-        -0-        -0-            33,333          -0-             -0-
Ward                 1998         -0-        -0-        -0-        -0-              -0-           -0-             -0-
V.P.


The Directors and Principal Officers have worked with minimum or deferred remuneration until such time as the Company receives sufficient revenues necessary to provide proper salaries to all Officers and compensation for Directors' participation. The Officers and the Board of Directors have the responsibility to determine the timing of remuneration based upon a positive cash flow to include stock sales, license sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balance of not less than $50,000 at each month end. The President and Treasurer have agreed to a minimum salary of $90,000, and $75,000 per year, respectfully at the time sufficient revenues and cash flow permit.


There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the Corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Corporation or any of its subsidiaries, if any.

ITEM 12              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                     MANAGEMENT

The following table sets forth information on the ownership of the Company's voting securities by Officers, Directors and major shareholders as well as those who own beneficially more than five percent of the Company's common stock:

Title Of             Name &                                  Amount &                Percent
Class                Address                                 Nature of owner         Owned
--------             -------                                 ---------------         -------
Common               Dean Amaru, 20212 Modoc Rd.             63,334                  1.4%
                     Apple Valley, CA 92308

Common               Jahan Eftekhar, 8627 Cinnamon           311,667 (b)             6.6%
                     # 301, San Antonio, Texas 78240

Common               Maritime International, Ltd.            726,667 (a)             15.3%
                     Trevor Lloyd, 635 Front St
                     El Cajon, CA 92020

Common               Majid Mehrafza, 8627 Cinnamon           301,666 (b)             6.4%
                     # 301, San Antonio, Texas 78240

Common               Rodger Ward, 1329 Craigmont             28,667                  .6%
                     El Cajon, CA 92019

Common               Lyle Wardrop, 19879 49th Ave            13,810                  .3%
                     Langley, BC V3A 3R5

Common               Steven Wright, 2635                     30,619                  .6%
                     Camino del Rio South, Ste 211
                     San Diego, CA 92108

Common               Douglas Norman                          213,080                 4.5%
                     1103 Topper Lane
                     El Cajon, Ca 92021

Total Shares                                                 1,689,510               35.7%


(a) Effective December 1, 1997, the 726,667 shares owned by Maritime International, Ltd. (Beneficial Owner & Control Person - Trevor Lloyd) were placed in an irrevocable trust dated December 1, 1997. Due to the size of the stock ownership by one owner, the Shareholders, including Maritime International, voted on June 3, 1997 to grant the Board additional control of the amount of shares that Maritime International could offer for sale. On December 1, 1997, the Board voted to accept an irrevocable stock trust set up for three years, with Lyle Wardrop, a director of CAR, as trustee. The trust requires that any sale or transfer of the trust's shares must be approved by CAR's Board of Directors. Trustee retains legal right to vote the shares of the Trust in all required shareholder votes.

(b) Includes shares totaling 133,333 jointly held by Jahan Eftekhar and Majid Mehrafza.


ITEM 13              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following individuals received compensation during the years indicated for services on behalf of the Company:

Name                 Title           Amount           Description              Year Ended June 30
----                 -----           ------           -----------               -----------------
Steven Wright        Treasurer       $19,555          Accounting & tax                 1998
Rodger Ward          Vice Pres.      $21,400          Marketing                        1998
Rodger Ward          Vice Pres.      $29,580          Mold production                  1998

Steven Wright        Treasurer       $ 3,000          Accounting & tax                 1997
Rodger Ward          Vice Pres.      $39,000          Marketing                        1997

Steven Wright        Treasurer       $ 2,400          Accounting & tax                 1996


Per SAB 1.b, management fees have been accrued, payable to the Company's Treasurer for past management services. The accrual is non-interest bearing, unsecured, and due on demand.

Advances form related parties at June 30, 1998 and 1997 represent amounts loaned to the Company by shareholders. Advances are non-interest bearing, unsecured, and due on demand.

As referenced in Item 3, Legal Proceedings, in September 1996, the Company sold certain assets and liabilities to a former shareholder, Thomas McBurnie. As part of that sale, Mr. McBurnie agreed to pay the Company $200,000 and provide the Company with $100,000 of consulting services. As a result of legal proceedings, the Company has determined that the amounts owed by Mr. McBurnie will not be paid, and, accordingly, has written off the above amounts to bad debts for the year ended June 30, 1998.

ITEM 14              EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                     FORM 8-K

           Balance Sheet as of June 30, 1998, and 1997

           Statements of Operations for the years ended June 30, 1998, 1997, and
             1996

           Statements of Stockholders' Equity for the years ended June 30, 1998,
             1997 and 1996

           Statements of Cash Flows for the years ended June 30, 1998, 1997 and
             1996

           Reports filed on Form 8-K:  None

           Reports required to be filed by Regulation S-X:  None


IMPACT OF YEAR 2000

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time- sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of normal business activities.

Based on a recent and ongoing assessment, the Company has determined that it will be required to modify or replace portions of its software and software that has been sold to customers so that computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with modifications to existing software or conversions to new software, the Year 2000 issue will not pose significant operational problems and will not materially affect future financial results.

The Company has initiated communications with its significant suppliers and major customers to determine the extent to which the Company is vulnerable to any third party's failure to remedy their own Year 2000 issues. The Company will utilize both internal and external resources to modify, or replace, and test software for Year 2000 compliance. The Company currently anticipates completing the Year 2000 project within one year, but not later than June 30, 1999, which is prior to any anticipated impact on its operating systems. The costs of the project, which at the current time are projected to be immaterial, and the date on which the Company believes it will complete Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could materially differ from those anticipated.

                                   SIGNATURES
                                -----------------


Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

                                      Composite Automobile Research, Ltd.






  Dated:    September 29, 1998        /S/ DEAN AMARU
                                      -----------------------------------------
                                      Dean Amaru,
                                      President





  Dated:    September 29, 1998        /S/ STEVEN R. WRIGHT
                                      -----------------------------------------
                                      Steven R. Wright,
                                      Treasurer and Principal Financial Officer

                       [HARLAN & BOETTGER LLP LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT



TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
COMPOSITE AUTOMOBILE RESEARCH, LTD.:


We have audited the accompanying consolidated balance sheets of Composite Automobile Research, Ltd. and Subsidiary (a Canadian corporation) as of June 30, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended June 30, 1998 and 1997 and the period from January 5, 1996 (date of inception) to June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Composite Automobile Research, Ltd. and Subsidiary as of June 30, 1998 and 1997, and the results of their operations and cash flows for the years ended June 30, 1998 and 1997 and for the period from January 5, 1996 (date of inception) to June 30, 1996 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note L to the consolidated financial statements, the Company's recurring losses and decreases in working capital raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note L to the consolidated financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.


/s/  HARLAN & BOETTGER, LLP
---------------------------


San Diego, California
September 1, 1998

               COMPOSITE AUTOMOBILE RESEARCH, LTD. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                    JUNE 30,

                                                                               1998              1997
                                                                            -----------       -----------
                     ASSETS

CURRENT ASSETS
           Cash                                                             $   246,163       $    25,280
           Inventory (Note C)                                                   243,096                --
           Prepaid expenses and other                                               795               675
                                                                            -----------       -----------

           TOTAL CURRENT ASSETS                                                 490,054            25,955
                                                                            -----------       -----------

PROPERTY AND EQUIPMENT, net of accumulated
           depreciation of $201,569 and $56,463, respectively (Note D)        1,074,943           301,215
                                                                            -----------       -----------

OTHER ASSETS
           Note receivable - former stockholder (Note G)                             --           200,000
           Prepaid consulting (Note G)                                               --           100,000
           Other                                                                 30,518            29,018
                                                                            -----------       -----------

           TOTAL OTHER ASSETS                                                    30,518           329,018
                                                                            -----------       -----------

           TOTAL ASSETS                                                     $ 1,595,515       $   656,188
                                                                            ===========       ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
           Accounts payable                                                 $    89,739       $    55,081
           Accounts payable-related party (Note G)                                5,000                --
           Accrued liabilities                                                    9,647             7,124
           Accrued management fees-related party (Note G)                        70,000                --
           Advances from related parties (Note G)                                68,852            40,436
           Stock subscriptions (Note E)                                         339,483                --
                                                                            -----------       -----------

           TOTAL CURRENT LIABILITIES                                            582,721           102,641

DEFERRED LICENSE FEES (Note H)                                                   31,250                --
                                                                            -----------       -----------

           TOTAL LIABILITIES                                                    613,971           102,641
                                                                            -----------       -----------

COMMITMENTS (Note I)                                                                 --                --

STOCKHOLDERS' EQUITY (Note J)
           Common stock, no par value, unlimited shares
               authorized; 4,736,400 and 3,333,975 shares issued and
               outstanding, respectively                                      3,886,404         1,933,001
           Accumulated deficit                                               (2,904,860)       (1,379,454)
                                                                            -----------       -----------

           TOTAL STOCKHOLDERS' EQUITY                                           981,544           553,547
                                                                            -----------       -----------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 1,595,515       $   656,188
                                                                            ===========       ===========




 The accompanying notes are an integral part of these financial statements.

               COMPOSITE AUTOMOBILE RESEARCH, LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   For the year      For the year     January 5, 1996
                                                  ended June 30,    ended June 30,  (date of inception)
                                                      1998               1997         to June 30,1996
                                                   -----------       -----------     -----------------
REVENUES                                           $   160,000       $    67,278       $    27,140

COSTS OF REVENUES                                      192,510            17,800             9,450
                                                   -----------       -----------       -----------

       GROSS PROFIT (LOSS)                             (32,510)           49,478            17,690
                                                   -----------       -----------       -----------

OPERATING EXPENSES
       Selling, general, and administrative          1,003,776           803,628            54,150
       Accounting-related party (Note G)                24,555             3,000             2,400
       Marketing-related party (Note G)                 21,400            39,000                --
       Bad debts-related party (Note G)                300,000                --                --
       Depreciation and amortization                   145,106            42,779            23,974
       Loss on sale of equipment                            --           198,646                --
       Loss on write-off of capitalized costs               --                --           253,503
       Loss on write-off of goodwill (Note B)               --            21,443                --
                                                   -----------       -----------       -----------

            TOTAL OPERATING EXPENSES                 1,494,837         1,108,496           334,027
                                                   -----------       -----------       -----------

LOSS FROM OPERATIONS                                (1,527,347)       (1,059,018)         (316,337)
                                                   -----------       -----------       -----------

OTHER INCOME (EXPENSES)
       Rental income                                     4,800                --                --
       Interest expense                                 (2,514)               --            (2,499)
       Interest income                                     455                --                --
                                                   -----------       -----------       -----------

            TOTAL OTHER INCOME (EXPENSES)                2,741                --            (2,499)
                                                   -----------       -----------       -----------

LOSS BEFORE INCOME TAXES                            (1,524,606)       (1,059,018)         (318,836)

INCOME TAXES (Note F)                                      800               800               800
                                                   -----------       -----------       -----------

NET LOSS                                           $(1,525,406)      $(1,059,818)      $  (319,636)
                                                   ===========       ===========       ===========

LOSS PER SHARE (Note A)                            $      (.39)      $      (.39)      $      (.09)
                                                   ===========       ===========       ===========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                 3,953,278         2,736,194         3,450,441
                                                   ===========       ===========       ===========


   The accompanying notes are an integral part of these financial statements.

               COMPOSITE AUTOMOBILE RESEARCH, LTD. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED JUNE 30, 1998 AND 1997 AND
               THE PERIOD FROM JANUARY 5, 1996 (DATE OF INCEPTION)
                                TO JUNE 30, 1996

                                                            Common Stock and
                                                             Special Warrants                                Total
                                                     -----------------------------      Accumulated        Stockholders'
                                                       Shares             Amount           Deficit            Equity
                                                     -----------       -----------       -----------       -----------
DATE OF INCEPTION, JANUARY 5, 1996                           --       $        --       $        --       $        --

     Common stock issued in acquisition
          (Note B)                                    1,652,326           167,614                --           167,614

     Special warrants issued for cash (Note J)        2,693,815           576,610                --           576,610

     Net loss for the year                                   --                --          (319,636)         (319,636)
                                                    -----------       -----------       -----------       -----------

BALANCE, JUNE 30, 1996                                4,346,141           744,224          (319,636)          424,588

     Special warrants issued for cash (Note J)        3,280,834         1,298,434                --         1,298,434

     Common stock reacquired (Notes A and J)         (2,500,000)          (52,397)               --           (52,397)

     Common stock canceled (Note A)                  (1,793,000)          (57,260)               --           (57,260)

     Net loss for the year                                   --                --        (1,059,818)       (1,059,818)
                                                    -----------       -----------       -----------       -----------

BALANCE, JUNE 30, 1997                                3,333,975         1,933,001        (1,379,454)          553,547

     Issued shares of common
       stock for cash                                   950,790         1,444,052                --         1,444,052

     Issued shares of common
       stock for services (Note J)                      403,635           458,951                --           458,951

     Issued shares of common stock for
       employee bonuses (Note J)                         48,000            50,400                --            50,400

     Net loss for the year                                   --                --        (1,525,406)       (1,525,406)
                                                    -----------       -----------       -----------       -----------

BALANCE, JUNE 30, 1998                                4,736,400       $ 3,886,404       $(2,904,860)      $   981,544
                                                    ===========       ===========       ===========       ===========


   The accompanying notes are an integral part of these financial statements.

               COMPOSITE AUTOMOBILE RESEARCH, LTD. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                For the period from
                                                                        For the year         For the year        January 5, 1996
                                                                       ended June 30,       ended June 30,      (date of inception)
                                                                           1998                 1997             to June 30, 1996
                                                                        -----------         -----------         -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                           $(1,525,406)        $(1,059,818)        $  (319,636)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
                     Depreciation                                           145,106              42,779               5,890
                     Amortization                                                --                  --              18,084
                     Loss on sale of equipment                                   --             198,646                  --
                     Common stock issued for services                       458,951                  --                  --
                     Common stock issued for employee bonuses                50,400                  --                  --
                     Bad debts-related party                                300,000                  --                  --

     Changes in assets and liabilities:
                     Accounts receivable                                         --               3,149              (3,149)
                     Inventory                                             (243,096)            132,953            (132,953)
                     Prepaid consulting                                          --            (100,000)                 --
                     Note receivable-former stockholder                          --            (200,000)                 --
                     Prepaid expenses and other                                (120)                 --                (675)
                     Goodwill from acquisition                                   --              82,751             (82,751)
                     Other assets                                            (1,500)            (14,671)            (14,347)
                     Accounts payable                                        34,658               5,227              49,854
                     Accounts payable-related party                           5,000                  --                  --
                     Accrued liabilities                                      2,523             (70,767)             77,891
                     Accrued management fees-related party                   70,000                  --                  --
                     Customer advance payments on orders                         --            (131,460)            131,460
                     Deferred license fees                                   31,250                  --                  --
                                                                        -----------         -----------         -----------

NET CASH USED IN OPERATING ACTIVITIES                                      (672,234)         (1,111,211)           (270,332)
                                                                        -----------         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                    (918,834)           (209,916)           (356,698)
                                                                        -----------         -----------         -----------

NET CASH USED IN INVESTING ACTIVITIES                                      (918,834)           (209,916)           (356,698)
                                                                        -----------         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Advances from related parties                                           28,416              40,436                  --
     Repurchase of common stock                                                  --             (52,397)                 --
     Common stock issued in acquisition                                          --                  --             167,614
     Proceeds from stock subscriptions                                      339,483                  --                  --
     Proceeds from issuance of common stock and special warrants          1,444,052           1,241,174             576,610
                                                                        -----------         -----------         -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 1,811,951           1,229,213             744,224
                                                                        -----------         -----------         -----------

NET INCREASE (DECREASE) IN CASH                                             220,883             (91,914)            117,194

CASH AT BEGINNING OF YEAR                                                    25,280             117,194                  --
                                                                        -----------         -----------         -----------

CASH AT END OF YEAR                                                     $   246,163         $    25,280         $   117,194
                                                                        ===========         ===========         ===========

   The accompanying notes are an integral part of these financial statements.

               COMPOSITE AUTOMOBILE RESEARCH, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

           Organization and Nature of Operations

           In January 1996, Composite Automobile Research, Ltd. was incorporated pursuant to the Alberta Business Corporations Act. The Company was incorporated to facilitate an initial public offering. Subsequent to incorporation, the Company acquired Thunder Ranch, Inc. ("Thunder") and World Transport Authority, Inc. ("WTA"). These acquisitions have been accounted for under the purchase method with any difference between fair market value of assets purchased and liabilities assumed being reflected as goodwill. The Company, through its wholly owned subsidiary, is in the business of designing and licensing turn-key automobile manufacturing facilities to developing nations and supplying licenses with all components necessary to manufacture vehicles.

           On September 27, 1996, the Company sold certain assets and liabilities to a former stockholder in exchange for common stock of the Company and promises to pay. During 1997, common stock issued in accordance with this agreement was canceled as a result of a court judgement (Note G).

           Basis of Consolidation

           The accompanying consolidated financial statements include the accounts of Composite Automobile Research, Ltd. and its wholly owned subsidiary, World Transport Authority, Inc.

           For purposes of these consolidated financial statements, Composite Automobile Research Ltd. and its subsidiary will be referred to collectively as the "Company". All material intercompany transactions and account balances have been eliminated.

           Estimates

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenues and expenses. Actual results could differ from those estimates.

           Cash and Equivalents

           For purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 1998, 1997 and 1996.

           Fair Value of Financial Instruments

           The carrying amount of cash approximates fair value because of the short period to maturity. It is not practicable to estimate the fair value of advances to related parties due to the uncertainty as to when the obligations would be paid.

               COMPOSITE AUTOMOBILE RESEARCH, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


A.         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
           (CONTINUED)

           Inventory

           The inventory is valued at the lower of cost or market. Cost is determined under the first-in, first-out (FIFO) method.

           Property and Equipment

           Property and equipment are recorded at cost. Depreciation and amortization of property and equipment is provided using the straight line method over the estimated useful life of five years. The Company's policy is to evaluate the remaining lives and recoverability in light of current conditions. It is reasonably possible that the Company's estimate to recover the carrying amount of property and equipment will change.

           Stock Options

           The Company adopted a method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123 (SFAS No. 123) which allows for two methods of valuing stock-based compensation. The first method allows for the continuing application of Accounting Principles Board Opinion No. 25 (APB No. 25) in measuring stock- based compensation, while complying with the disclosure requirements of SFAS No. 123. The second method uses an option pricing model to value stock compensation and record as such within the financial statements. The Company will continue to apply APB No. 25, while complying with SFAS No. 123 disclosure requirements (Note J).

           Revenue Recognition

           Revenues for the year ended June 30, 1997 and the period from January 5, 1996 (date of inception) to June 30, 1996 were derived from the sale of specialty automobile body kits and were recorded upon completion of the kits. Customer advance payments on orders were deferred and shown in the accompanying consolidated financial statements as part of current liabilities.

           During the year ended June 30, 1998, the Company began offering two types of licenses to manufacture vehicles, a Manufacturing and Distribution License and a Master License. The Manufacturing and Distribution License requires the Company to design manufacturing facilities and provide and pay for all components necessary to manufacture vehicles. Revenue from this type of license is recognized when the Company has performed or satisfied substantially all material services and conditions relating to the agreement, which generally occurs when manufacturing facilities begin operations.

           The Master License provides the licensee with the right to sell Manufacturing and Distribution Licenses. Under this agreement, the licensee pays all costs associated with any license sold in addition to payment for the Master License. Revenue from this type of license is recognized when the licensee sells its first Manufacturing and Distribution License.

               COMPOSITE AUTOMOBILE RESEARCH, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


A.         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
           (CONTINUED)

           Loss Per Share

           Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No. 128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of June 30, 1998 and 1997, the Company had stock options outstanding (Note J), each convertible into one share of common stock. The stock options were not included in the computation of diluted earnings per share for any years presented due to their anti-dilutive effects based on net loss reported each period. Accordingly, basic and fully diluted loss per share are the same for all periods presented.

           Advertising and Marketing Costs

           Advertising and marketing costs are generally expensed as incurred. Advertising and marketing expenses included in selling, general and administrative expenses was $435,371, $41,933, and $14,190 for the years ended June 30, 1998 and 1997 and the period from January 5, 1996 (date of inception) to June 30, 1996, respectively.

           Income Taxes

           Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes". A deferred tax asset or liability is recorded for net operating loss carryforwards and all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. The components of the deferred tax asset and liability are individually classified as current and non-current based on their characteristics.

           Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

           Reclassifications

           Certain amounts included in the consolidated financial statements for 1997 and 1996 have been reclassified to conform to the 1998 consolidated financial statement presentation. These reclassifications have no effect on previously reported net loss.

               COMPOSITE AUTOMOBILE RESEARCH, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

B.         ACQUISITION:

           During 1996, the Company completed the purchase of Thunder and WTA, which have been accounted for by the purchase method as follows:

                     Assets                                                                $ 533,199
                     Liabilities relieved                                                   (448,336)
                                                                                           ---------

                               Net assets                                                     84,863

                     Purchase price                                                          167,614
                                                                                           ---------
                     Excess of purchase price over net assets                              $  82,751
                                                                                           =========

           The excess of purchase price over net assets has been allocated as follows:

                     Goodwill                                                              $  82,751
                                                                                           =========

           The fair values of the net assets acquired were allocated in accordance with generally accepted accounting principles. As a result of the sale of assets and liabilities to a former stockholder on September 27, 1996, the goodwill related to this acquisition was charged to operations.

C.         INVENTORY:

           Inventory as of June 30, 1998 and 1997 is comprised of the following:

                                                                          1998            1997
                                                                        --------       ---------
                     Stocked inventory                                  $     -        $       -
                     Work in process                                     243,096               -
                     Finished goods                                            -               -
                                                                        --------       ---------

                                                                        $243,096       $       -
                                                                        ========       =========

           During the year ended June 30, 1997, the Company sold all inventory to a former stockholder (Note A).

D.         PROPERTY AND EQUIPMENT:

           Property and equipment as of June 30, 1998 and 1997 is summarized as follows:

                                                                               1998                        1997
                                                                            ----------                   --------

                     Molds                                                 $   897,420                   $ 58,322
                     Demo equipment and vehicles                               234,702                    218,945
                     Machinery and equipment                                   116,612                     54,617
                     Office furniture and equipment                             17,164                     17,164
                     Leasehold improvements                                     10,614                      8,630
                                                                            ----------                   --------

                          Total                                              1,276,512                    357,678

                     Less accumulated depreciation and amortization           (201,569)                   (56,463)
                                                                            ----------                   --------

                     Property and equipment, net                            $1,074,943                   $301,215
                                                                            ==========                   ========

               COMPOSITE AUTOMOBILE RESEARCH, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


E.         STOCK SUBSCRIPTIONS:

           As of June 30, 1998, the Company had received $339,483 in cash from various investors to purchase 170,960 shares of the Company's common stock at prices ranging from $1.91 to $2.00 per share. All shares for these subscriptions were issued subsequent to June 30, 1998.

F.         INCOME TAXES:

           The provision for income taxes for the years ended June 30, 1998 and 1997 and the period from January 5, 1996 (date of inception) to June 30, 1996 consists solely of the $800 minimum California franchise tax.

           The Company's total deferred tax asset as of June 30, 1998 and 1997 is as follows:

                                                                           1998                       1997
                                                                       ----------                  ---------
                     Net operating loss carryforward                   $  616,000                  $ 257,536
                     Valuation allowance                                 (616,000)                  (257,536)
                                                                       ----------                  ---------

                               Net deferred tax asset                  $       -                   $      -
                                                                       ==========                  ========

           The valuation allowance increased $358,464 , $161,509, and $96,027 for the years ended June 30, 1998 and 1997 and for the period from January 5, 1996 (date of inception) to June 30, 1996, respectively. It is reasonably possible that the Company's estimate of the valuation allowance will change.

           As of June 30, 1998, the Company had net operating loss carryforwards before any limitations which, if not utilized, will expire as follows:

                               Year Ending
                                 June 30,                   Federal              State
                               -----------                ----------          -----------
                                   2004                   $        -          $2,583,498
                                   2011                       60,892                   -
                                   2012                    1,028,450                   -
                                   2013                    1,494,156                   -

G.         RELATED PARTY TRANSACTIONS:

           Accrued Management Fees

           Accrued management fees, related party, represents a payable to the Company's treasurer for management services. The accrual is non-interest bearing, unsecured, and due on demand.

           Advances

           Advances from related parties at June 30, 1998 and 1997 consist of amounts loaned to the Company by stockholders. Advances are non-interest bearing, unsecured, and due on demand.

               COMPOSITE AUTOMOBILE RESEARCH, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

G.         RELATED PARTY TRANSACTIONS: (CONTINUED)

           Bad Debts

           On September 27, 1996, the Company sold certain assets and liabilities to a former stockholder in exchange for a $200,000 note receivable and $100,000 of consulting services. As a result of a court judgement, the Company has determined it will not receive payment on the $200,000 note receivable or $100,000 of consulting services. Accordingly, the Company has adjusted the balances to bad debts for the year ended June 30, 1998.

           Accounting Services

           For the years ended June 30, 1998 and 1997, and the period from January 5, 1996 (date of inception) to June 30, 1996, the Company paid $19,555, $3,000, and $2,400, respectively, for accounting and tax services provided by a company which is co-owned by the Treasurer of the Company. As of June 30, 1998 and 1997, the balance payable to the accounting services company was $5,000 and $0, respectively.

           Other

           During the years ended June 30, 1998 and 1997, the Company paid $21,400 and $39,000, respectively to a stockholder and officer of the Company for marketing services. Additionally, during the year ended June 30, 1998, the Company paid $29,580 to this individual for services related to master mold production which is included in property and equipment as of June 30, 1998 (Note D).

H.         DEFERRED LICENSE FEES:

           Deferred license fees as of June 30, 1998 consists of license revenue received from a Manufacturing and Distribution License agreement with an unrelated party in Honduras, as well as amounts received under two Master Licenses with unrelated parties in Mexico and the Philippines.

           The Manufacturing and Distribution License fees for Honduras have been deferred until manufacturing facilities in Honduras become operational which is expected in late 1998. The Master License fees for the Philippines have been deferred until the licensee sells its first Manufacturing and Distribution License.

               COMPOSITE AUTOMOBILE RESEARCH, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



I.         COMMITMENTS:

           The Company leases its office facilities and office equipment under operating leases that expire through July 2002. The office facilities operating lease provides that the Company pay, in addition to the base rent, 83% of common area operating expenses as determined by a prorated share of total square footage of the building. The agreement generally requires the payment of utilities, real estate taxes, insurance and repairs. Rent expense amounted to $131,382 , $121,978, and $18,649 for the years ended June 30, 1998 and 1997, and the period from January 5, 1996 (date of inception) to June 30, 1996, respectively. Future minimum lease payments due under these operating leases are as follows:

                               Year Ending
                                 June 30,                          Total
                               -----------                        --------
                                   1999                           $101,641
                                   2000                            105,568
                                   2001                             82,320
                                   2002                              3,481
                                   2003                                290
                                                                  --------
                                   Total                          $293,300
                                                                  ========

J.         STOCKHOLDERS' EQUITY:

           All equity disclosures have been retroactively restated to effect a 3 for 1 reverse stock split as of June 30, 1997.

           Common Stock Warrants

           From inception through the year ended June 30, 1997, the Company has issued shares of common stock warrants in exchange for $1,875,044 in cash.

           Changes in common stock warrants during the years ended June 30, 1997 and 1996 consisted of the following:

                                                                    Warrants                Price Range
                                                                  -----------               ------------
            Outstanding at January 5, 1996 (date of inception)               -                        -
           Issued                                                   2,693,815               $.10-$0.35
           Exercised                                                        -                        -
           Outstanding at June 30, 1996                             2,693,815               $.10-$0.35
           Issued                                                   3,280,834               $.10-$1.04
           Exercised                                               (5,974,649)              $.10-$1.04
           Outstanding at June 30, 1997, June 30, 1998                      -                        -

               COMPOSITE AUTOMOBILE RESEARCH, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


J.         STOCKHOLDERS' EQUITY: (CONTINUED)

           Stock Reacquired

           Under the terms of the purchase of Thunder and WTA (Notes A and B), the Company reacquired 2,500,000 shares of its common stock as consideration. The value of these shares was determined by the difference between the assets given up and liabilities relieved and recorded as a reduction in stockholders' equity.

           Stock for Services

           During the year ended June 30, 1998, the Company issued 48,000 shares of common stock at $1.05 per share to various employees as bonuses. Additionally, the Company issued 342,151 and 42,150 shares of common stock at $1.05 and $2.00 per share, respectively, for services in accordance with seven consulting agreements entered into during the year (Note K) as well as 16,334 and 3,000 shares of common stock at $.75 and $1.05, respectively, for other services received. There was no stock issued for services during the year ended June 30, 1997 and for the period from January 5, 1996 (date of inception) to June 30, 1996. The valuation of the stock issued for services was based on the price the stock was being sold for on the dates the stock was issued.

           Stock Options

           In March 1997, the Company granted its employees 368,334 immediately vested options to purchase the Company's common stock at exercise prices ranging from $1.15 to $2.63 per share. The fair value of the stock on the date of grant was approximately $.50 per share.

           During the year ended June 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 123 (SFAS No.
           123), "Accounting for Stock Based Compensation". In accordance with the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock options and does not recognize compensation expense for stock options granted.

           If the Company had elected to recognize compensation expense in the years ended June 30, 1997 and 1998, based on the fair value of the stock options at the grant date, consistent with the methodology prescribed by SFAS No. 123, net loss would not have changed as the estimated fair value of the options, using the Black-Scholes Option Pricing Model, would not have exceeded the exercise price of the options. The following assumptions were used with the Black-Scholes Option Pricing Model to determine the fair value of the options: no dividend yields, no volatility, risk free interest rate of 6% using the bond equivalent yield at June 30, 1998, and expected life of the options of two years, which is based on the average time the stock options have been outstanding.

               COMPOSITE AUTOMOBILE RESEARCH, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



J.         STOCKHOLDERS' EQUITY: (CONTINUED)

           The transactions relating to stock options for the years ended June 30, 1998 and 1997 and the period from January 5, 1996 (date of inception) to June 30, 1996 are as follows:

                                                                                                             Weighted
                                                                                                           Average Price
                                                                                      Shares                per Share
                                                                                      -------              ----------
                     Balance, January 5, 1996 (date of inception)                           -              $      -
                               Granted                                                      -                     -
                               Exercised                                                    -                     -
                               Canceled                                                     -                     -
                                                                                      -------                 -----

                     Balance, June 30, 1996                                                 -               $     -
                               Granted                                                368,334                 $1.28
                               Exercised                                                    -                     -
                               Canceled                                                     -                     -
                                                                                      -------                 -----

                     Balance, June 30, 1997                                           368,334                 $1.28
                               Granted                                                      -                     -
                               Exercised                                                    -                     -
                               Canceled                                                     -                     -
                                                                                      -------                 -----

                     Balance, June 30, 1998                                           368,334                 $1.28
                                                                                      =======                 =====

           At June 30, 1998 and 1997, options for 368,334 shares of common stock were exercisable at prices ranging from $1.15 to $2.63 per share.

K.         CONSULTING AND LICENSE AGREEMENTS:

           During the year ended June 30, 1998, the Company entered into three consulting agreements with independent contractors (the "Consultants") for marketing services relating to the distribution of the Company's products and services in Mexico, Latin America and Mexico, and Baja California, Mexico. The agreements cover a period of one year and are dated July 1, 1997, December 1, 1997, and December 1, 1997 and may be terminated at any time by written notice. The terms of the agreements provide for the issuance of 175,007, 72,144, and 75,000 shares of the Company's common stock, respectively, for services provided by the Consultants. On March 1, 1998, one of the agreements dated December 1, 1997 was modified to increase the number of shares of common stock to be issued from 75,000 shares to no more than 260,000 shares (an additional 185,000 shares) over the term of the agreement which is one year from the modification date. As of June 30, 1998, the agreements dated December 31, 1997 were still in effect and all shares of common stock pursuant to all three agreements had been issued at $1.05 per share. Subsequent to June 30, 1998, all 185,000 shares pursuant to the modification agreement were issued at $2.00 per share.

               COMPOSITE AUTOMOBILE RESEARCH, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


K.         CONSULTING AND LICENSE AGREEMENTS: (CONTINUED)

           In February and March 1998, the Company entered into two consulting agreements with independent contractors (the "Contractors") for assistance in the completion of the Company's proprietary vehicle manufacturing master molds and the production and installation of production molds at licensed sites world-wide, including Mexico. The agreements cover a period of one year and may be terminated at any time with thirty day written notice by either party. As consideration for services provided by the Contractors, the Company shall pay monthly fees not to exceed $200,000 and 300,000 shares of the Company's common stock under the agreement dated February 1, 1998 and no more than $100,000 under the agreement dated March 1, 1998. As of June 30, 1998, these agreements were still in effect and 24,150 shares of common stock pursuant to the February agreement had been issued at $2.00 per share and a total of $75,925 had been paid under the March agreement.

           The Company also entered into three additional consulting agreements during the year ended June 30, 1998, two dated March 1, 1998 and the third dated June 1, 1998, with three independent individuals (the "Individuals") for assistance with the sale of the Company's proprietary vehicle manufacturing licenses in developing nations world-wide. Each agreement covers a period of one year and may be terminated at any time with thirty days written notice by either party. The terms of the agreements provide for the issuance of up to 20,000, 20,000 and 2,500 shares of the Company's common stock, respectively, for services provided by the Individuals. As of June 30, 1998, the agreements were still in effect and 15,500, 20,000 and 2,500 shares of common stock had been issued at $2.00, $1.05 and $2.00 per share, respectively.

L.         GOING CONCERN:

           As shown in the consolidated financial statements, the Company has had recurring losses from operations including net losses of $1,525,406, $1,059,818 and $319,636 for the years ended June 30, 1998
           1997 and for the period from January 5, 1996 (date of inception) to June 30, 1996, respectively. Additionally, as of June 30, 1998, the Company's current liabilities exceed its current assets by $92,667. Further, the Company does not have the ability to obtain financing. These factors create an uncertainty as to the Company's ability to continue as a going concern.

           The Company's first Manufacturing license holder in Tijuana, Mexico produced and sold its first two vehicles in June 1998. In September 1998 the manufacturing factory increased its production to four vehicles per week. The Company is negotiating with the Tijuana factory for a new set of production molds to enable them to produce ten vehicles per week in October 1998. All current production vehicles scheduled for September 1998 at the Tijuana factory have been sold. Management anticipates that current negotiations with potential factory license holders in Mexico and the Philippines will result in a minimum of one factory license sale per month in the second quarter of the next fiscal year. Through September 1998, the Company has received sufficient capital from stock sales and license sales in order to provide necessary positive cash flow. Management believes license sales will be sufficient to provide future revenues and profits.

           The ability of the Company to continue as a going concern is dependent upon its ability in its endeavors to seek additional sources of capital, and its attaining future profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

               COMPOSITE AUTOMOBILE RESEARCH, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


M.         SUPPLEMENTAL CASH FLOW INFORMATION:

           Supplemental disclosures of cash flow information for the years ended June 30, 1998 and 1997 and the period from January 5, 1996 (date of inception) to June 30, 1996 are summarized as follows:

           Cash paid for interest and income taxes:

                                                     1998            1997            1996
                                                    --------       --------         ------
                     Interest                         $2,514      $       -        $2,499
                     Income taxes                        800              -             -

N.         CONCENTRATIONS:

           Cash

           The Company maintains its cash in bank deposit accounts at high quality financial institutions. The Company, at times, may have deposits with financial institutions that exceed federally insured limits. At June 30, 1998, deposits exceeded the insured limit of $100,000 by approximately $156,000.

           Revenue

           All revenue for the year ended June 30, 1998 was from one license holder located in Tijuana, Mexico.