Form 10QSB
period 1998-09-30
COMPOSITE AUTOMOBILE RESEARCH LTD
filed 1998-11-16
CIK 1028130

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934


                      For Quarter ended September 30, 1998
                         Commission File Number 0-23693



--------------------------------------------------------------------------------


                       COMPOSITE AUTOMOBILE RESEARCH, LTD.
             (Exact name of registrant as specified in its charter)


        ALBERTA, BC                                       93-1202663
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                                635 Front Street
                           El Cajon, California 92020
                    (Address of Principal Executive Offices)

(619) 444-7254                                               Fax: (619) 444-9026

          (Registrant's telephone and fax number, including area code)


--------------------------------------------------------------------------------


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

      As of September 30, 1998, the registrant had 5,738,037 shares of common stock, no stated par value, issued and outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

               COMPOSITE AUTOMOBILE RESEARCH, LTD. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                  SEPTEMBER 30,
                                   (UNAUDITED)


                                                                              1998                 1997
                                                                         ------------         ------------
                                     ASSETS
CURRENT ASSETS
     Cash ........................................................       $     11,630         $      9,610
     Accounts receivable .........................................             36,459                 --
     Inventory (Note 2) ..........................................            306,958                 --
     Prepaid expenses and other ..................................              1,325                  675
                                                                         ------------         ------------
     TOTAL CURRENT ASSETS ........................................            356,372               10,285
                                                                         ------------         ------------
PROPERTY AND EQUIPMENT, net of accumulated depreciation of
     $ 307,215 and $78,149, respectively (Note 3) ................          1,850,784              395,601
OTHER ASSETS
     Note receivable - former stockholder (Note 5) ...............               --                200,000
     Prepaid consulting (Note 5) .................................               --                100,000
     Due from affiliate - Mexico .................................              7,435                 --
     Other .......................................................             30,518               31,015
                                                                         ------------         ------------
     TOTAL OTHER ASSETS ..........................................             37,953              331,015
                                                                         ------------         ------------
     TOTAL ASSETS ................................................       $  2,245,109         $    736,901
                                                                         ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable ............................................       $     51,680         $    104,223
     Accrued liabilities .........................................             13,267                7,395
     Accrued management fees-related party (Note 5) ..............             70,000                 --
     Advances from related parties (Note 5) ......................             68,852               44,436
     Stock subscriptions (Note 4) ................................             63,000                 --
                                                                         ------------         ------------
     TOTAL CURRENT LIABILITIES ...................................            266,799              156,054
DEFERRED LICENSE FEES (Note 6) ...................................             10,000                 --
                                                                         ------------         ------------
     TOTAL LIABILITIES ...........................................            276,799              156,054
                                                                         ------------         ------------
COMMITMENTS (Note 7)
STOCKHOLDERS' EQUITY
     Common stock, no par value, unlimited shares authorized,
        5,738,037 and 3,702,624 shares issued and outstanding,
        respectively .............................................          5,325,236            2,341,826
     Accumulated deficit .........................................          3,356,926)          (1,760,979)
                                                                         ------------         ------------
     TOTAL STOCKHOLDERS' EQUITY ..................................          1,968,310              580,847
                                                                         ------------         ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................       $  2,245,109         $    736,901
                                                                         ============         ============


           See accompanying notes to consolidated financial statements

               COMPOSITE AUTOMOBILE RESEARCH, LTD. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                   Three Months Ended
                                                                      September 30,
                                                           ----------------------------------
                                                               1998                  1997
                                                           ------------          ------------
Revenue:

     Sales - products ................................     $     36,047          $       --
     Sales - license fees ............................           96,250                10,000
                                                           ------------          ------------
     Total revenue ...................................          132,297                10,000

Cost of goods sold:

     Production costs ................................           44,618                11,588
     Factory set up costs ............................           15,524                  --
                                                           ------------          ------------
     Total cost of goods sold ........................           60,142                11,588
                                                           ------------          ------------
Gross profit (loss) ..................................           72,155                (1,588)

Operating expenses:

     Selling, general and administrative expenses ....          418,395               358,119
     Depreciation & amortization .....................          105,646                21,722
                                                           ------------          ------------
     Total operating expenses ........................          524,041               379,841
                                                           ------------          ------------
Loss from operations .................................         (451,886)             (381,429)
Other income (expenses):
     Interest expense ................................             (135)                 --
     Interest income .................................               19                   (96)
     Other (expense) income ..........................              (64)                 --
                                                           ------------          ------------
     Total other (expenses) income ...................             (180)                  (96)
                                                           ------------          ------------
Loss before income taxes .............................         (452,066)             (381,525)
                                                           ============          ============

     Income taxes ....................................             --                    --

Net loss .............................................         (452,066)             (381,525)
                                                           ============          ============

Loss per share (Note 1) ..............................     $      (0.09)         $      (0.11)
                                                           ============          ============

Weighted average number of shares outstanding ........        5,227,195             3,414,997


           See accompanying notes to consolidated financial statements

               COMPOSITE AUTOMOBILE RESEARCH, LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                       THREE MONTHS END
                                                                                         SEPTEMBER 30,
                                                                                --------------------------------
                                                                                    1998                1997
                                                                                ------------        ------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss ............................................................      $   (452,066)       $   (381,525)
     Adjustments to reconcile net loss to net cash used
         in operating activities:
               Depreciation ..............................................           105,646              21,722
               Loss on sale of equipment .................................            27,504                --
               Common stock issued for services ..........................           187,349                --
     Changes in assets and liabilities:
               Increase in accounts receivable ...........................           (36,459)               --
               Increase in inventory .....................................           (63,862)               --
               Increase in due from affiliate -- Mexico ..................            (7,435)               --
               Increase in note receivable-former stockholder ............              (530)             (1,997)
               (Decrease) increase in accounts payable ...................           (38,059)             49,141
               (Decrease) increase in accounts payable - related party ...            (5,000)              4,000
               Increase in accrued liabilities ...........................             3,620                 271
               Decrease in deferred license fees .........................           (21,250)               --
                                                                                ------------        ------------
NET CASH USED IN OPERATING ACTIVITIES ....................................          (300,542)           (308,388)
                                                                                ------------        ------------

CASH FLOW FROM INVESTING ACTIVITIES
     Common stock issued for equipment ...................................          (890,000)               --
     Purchase of property and equipment ..................................           (18,991)           (116,108)
                                                                                ------------        ------------
NET CASH USED IN INVESTING ACTIVITIES ....................................          (908,991)           (116,108)
                                                                                ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock ..............................            22,000             408,826
     Proceeds from stock subscriptions ...................................            63,000                --
                                                                                ------------        ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES ................................            85,000             408,826
                                                                                ------------        ------------

NET DECREASE IN CASH .....................................................          (234,533)            (15,670)

CASH AT BEGINNING OF PERIOD ..............................................           246,163              25,280
                                                                                ============        ============

CASH AT END OF PERIOD ....................................................      $     11,630        $      9,610
                                                                                ============        ============


           See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        General

        The consolidated balance sheets as of September 30, 1998 and 1997, the related statements of operations for the three month periods ended September 30, 1998 and 1997 and the statements of cash flows for the three month periods ended September 30, 1998 and 1997 are unaudited; in the opinion of management, they include all adjustments necessary for a fair presentation of such financial statements.

        While management believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes included in the Company's latest annual report on Form 10-KSB.

        Organization and Nature of Operations

        In January 1996, Composite Automobile Research, Ltd. ("the Company") was incorporated pursuant to the Alberta Business Corporations Act. The Company was incorporated to facilitate an initial public offering. Subsequent to incorporation, the Company acquired Thunder Ranch, Inc., ("Thunder") and World Transport Authority, Inc. ("WTA"). These acquisitions have been accounted for under the purchase method with any difference between fair market value of assets purchased and liabilities assumed being reflected as goodwill. Subsequently, the Thunder Ranch transactions was reversed. The Company, through its wholly owned subsidiary, is in the business of designing and licensing turn-key automobile manufacturing facilities to developing nations and supplying licenses with all components necessary to manufacture vehicles.

        Basis of Consolidation

        The accompanying consolidated financial statements include the accounts of Composite Automobile Research, Ltd. and its wholly owned subsidiary, World Transport Authority, Inc.

        For purposes of these consolidated financial statements, Composite Automobile Research, Ltd. and its subsidiary will be referred to collectively as the "Company". All material intercompany transactions and account balances have been eliminated.

        Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenues and expenses. Actual results could differ from those estimates.

        Cash and Equivalents

        For purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30,1998 and September 30, 1997.

        Inventory

        The inventory is valued at the lower of cost or market. Cost is determined under the first-in, first-out (FIFO) method.

        Property and Equipment

        Property and equipment are recorded at cost. Depreciation and amortization of property and equipment is provided using the straight-line method over the estimated useful lives of five years. The Company's policy is to evaluate the remaining lives and recoverability in light of current conditions. It is reasonably possible that the Company's estimate to recover the carrying amount of property and equipment will change.

        Stock Options

        The Company adopted a method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123 (SFAS No.
123) which allows for two methods of valuing stock-based compensation. The first method allows for the continuing application of Accounting Principles Board Opinion No. 25 (APB No. 25) in measuring stock-based compensation, while complying with the disclosure requirements to value stock compensation and record as such within the financial statements. The Company will continue to apply APB No. 25, while complying with SFAS No. 123 disclosure requirements.

        Revenue Recognition

        The Company offers two types of licenses to manufacture vehicles, a Manufacturing and Distribution License and a Master License. The Manufacturing and Distribution License requires the Company to supply manufacturing facilities, including all components necessary to manufacture vehicles. Revenue from this type of license is recognized when the Company has performed or satisfied substantially all material services and conditions relating to the agreement, which generally occurs when manufacturing facilities begin operations.

        The Master License provides the licensee with the right to sell Manufacturing and Distribution Licenses. Under this agreement, the licensee pays all costs associated with any license sold in addition to payment for the Master License. Revenue from this type of license is recognized when the licensee sells its first Manufacturing and Distribution License.

        Net Loss Per Share

        Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No. 128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of September 30, 1998 and 1997, the Company had stock options outstanding, each convertible into one share of common stock. The stock options were not included in the computation of diluted earnings per share for any periods presented due to their anti-dilutive effects based on net loss reported each period. Accordingly, basic and fully diluted loss per share is the same for all periods presented.

        Income Taxes

 Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." A deferred tax asset or liability is recorded for net operating loss carryforwards and all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. The components of the deferred tax asset and liability are individually classified as current and non-current based on their characteristics.

        Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NOTE 2. INVENTORY:

        Inventory as of September 30, 1998 and 1997 is comprised of the following:

                                        1998              1997
                                   ============      ============

        Stocked inventory ....     $         --      $         --
        Work in process ......          306,958                --
        Finished goods .......               --                --
                                   ------------      ------------
                                   $    306,958      $       --
                                   ============      ============

NOTE 3. PROPERTY AND EQUIPMENT:

        Property and equipment as of September 30, 1998 and 1997 is summarized as follows:


                                                                     1998                  1997
                                                                 ============          ============

        Molds ..............................................     $  1,785,685          $    161,669
        Demo equipment and vehicles ........................          234,702               231,671
        Machinery and equipment ............................          109,834                54,617
        Office furniture and equipment .....................           17,164                17,164
        Leasehold improvements .............................           10,614                 8,629
                                                                 ------------          ------------
                 Total .....................................        2,157,999               473,750

        Less accumulated depreciation and  amortization ....         (307,215)              (78,149)
                                                                 ------------          ------------

        Property and equipment, net ........................     $  1,850,784          $    395,601
                                                                 ============          ============

NOTE 4. STOCK SUBSCRIPTIONS:

        As of September 30, 1998, the Company had received $ 63,000 in cash from various investors to purchase 31,500 shares of the Company's common stock at $2.00 per share. All shares for these subscriptions were issued subsequent to September 30, 1998.

NOTE 5. RELATED PARTY TRANSACTIONS:

        Note Receivable and Prepaid Consulting

        On September 27, 1996, the Company sold certain assets and liabilities to a former stockholder in exchange for a $200,000 note receivable and $100,000 of consulting services. As a result of a court judgement, the Company has determined it would not receive payment on the $200,000 note receivable or $100,000 of consulting services. Accordingly, the Company adjusted the balances to bad debts during the year ended June 30, 1998.

        Accrued Management Fees

        Accrued management fees, related party, represents a payable to the Company's treasurer for management services. The accrual is non-interest bearing, unsecured, and due on demand.

        Advances

        Advances from related parties at September 30, 1998 and 1997 consist of amounts loaned to the Company by stockholders. Advances are non-interest bearing, unsecured, and due on demand.

NOTE 6. DEFERRED LICENSE FEES:

        Deferred license fees as of September 30, 1998 consists of license revenue received from a Manufacturing and Distribution License agreement with an unrelated party in Honduras, as well as amounts received under two Master Licenses with unrelated parties in Mexico and the Philippines.

        The Manufacturing and Distribution License fees for Honduras have been deferred until manufacturing facilities in Honduras become operational, which is expected in late 1998. The Master license fees for the Philippines have been deferred until the licensee sells its first Manufacturing and Distribution License.

NOTE 7. COMMITMENTS:

        The Company leases its office facilities and office equipment under operating leases that expires in July 2002. The office facilities operating lease provides that the Company pay, in addition to the base rent, 83% of common area operating expenses as determined by a prorated share of total square footage of the building. The agreement generally requires the payment of utilities, real estate taxes, insurance and repairs. Rent expense amounted to $34,250 and $18,388 for the three months ended September 30, 1998 and 1997, respectively. Future minimum lease payments due under these operating leases are as follows:

        Year ending September 30,

                  1998      $    107,856
                  1999           107,856
                  2000           107,856
                            ------------
                 Total      $    323,568
                            ============

NOTE 8. STOCKHOLDERS' EQUITY:

        Stock for Services

        For the three months ended September 30, 1998, the Company issued 374,677 shares of common stock at $.50 per share to various employees as bonuses. Additionally, the Company issued 445,000 shares of common stock at $2.00 per share for certain fixed assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

        Revenue of $132,297 for the three months ended September 30, 1998 were from license sales and parts shipped to Mexico for production. Revenue recorded for the three months ended September 30, 1997 were from license sales. The Company sustained a net loss of $452,066 for the period ended September 30, 1998 and a net loss of $ 381,525 for the period ended September 30, 1997. Loses were primarily attributable to expenditures for research and development of the WorldStar(R) vehicle.

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

Liquidity and Capital Resources:

As of September 30, 1998 the Company had $11,630 cash on hand and in the bank. The primary costs and operating expenses for the period ended September 30, 1998 were: advertising and marketing expenses $260,906, salaries & wages $64,335, outside services $34,650, and other operating expenses $164,150.

As of September 30, 1997, the Company had $9,610 cash on hand and in the bank. The primary costs and operating expenses for the period ended September 30, 1997 were: marketing expenses $193,110, salaries & wages $ 40,555, outside services $42,240, and other operating expenses $103,936.

Currently, the Company maintains a sufficient positive cash balance for production and working capital. The substantial losses through September 30, 1998 were due to product development expenses. Subsequent Licensee payments and additional sales of the Company's equity securities have allowed the Company to complete production and increase marketing efforts.


                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

        None

ITEM 2. Changes in Securities

        None

ITEM 3. Defaults Upon Senior Securities

        None

ITEM 4. Submission of Matters to vote of Security Holders

        None

ITEM 5. Other Information

        None

ITEM 6. Exhibits and Reports on 8-K


        (a)     Exhibit 27 - Financial Data Schedule

        (b)     Reports on Form 8-K

                None

                                 SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                     COMPOSITE AUTOMOBILE RESEARCH, LTD



Date:  November 16, 1998             /s/  THOMAS BOWERS
---------------------------          ------------------------------------------
                                          Thomas Bowers
                                          President and Chief Executive Officer





Date:  November 16, 1998             /s/  SHARON LANG
---------------------------          ------------------------------------------
                                          Sharon Lang
                                          Corporate Controller and Acting Chief
                                          Accounting Officer