Form 10QSB
period 1998-12-31
COMPOSITE AUTOMOBILE RESEARCH LTD
filed 1999-02-16
CIK 1028130

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934


                       For Quarter ended December 31, 1998
                         Commission File Number 0-23693



-------------------------------------------------------------------------------


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


-------------------------------------------------------------------------------


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

         As of December 31, 1998, the registrant had 6,033,137 shares of common stock, no stated par value, issued and outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


               COMPOSITE AUTOMOBILE RESEARCH, LTD. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,

                                                                            (Unaudited)        (Audited)
                                                                                1998              1997
                                                                            ===========       ===========
                                     ASSETS
CURRENT ASSETS
     Cash ............................................................      $     2,260       $     3,913
     Accounts receivable .............................................           39,209                --
     Inventory (Note 2) ..............................................          306,958                --
     Prepaid expenses and other ......................................              690               675
                                                                            -----------       -----------
     TOTAL CURRENT ASSETS ............................................          349,117             4,588
                                                                            -----------       -----------
PROPERTY AND EQUIPMENT, net of accumulated depreciation of
     $415,647 and $104,137, respectively (Note 3) ....................        1,757,532           440,856
OTHER ASSETS
     Note receivable - former stockholder (Note 5) ...................               --           200,000
     Prepaid consulting (Note 5) .....................................               --           100,000
     Due from affiliate - Mexico .....................................            7,435                --
     Other ...........................................................           32,088            34,279
                                                                            -----------       -----------
     TOTAL OTHER ASSETS ..............................................           39,523           334,279
                                                                            -----------       -----------
     TOTAL ASSETS ....................................................      $ 2,146,172       $   779,723
                                                                            ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable ................................................      $    83,488       $   140,666
     Accrued liabilities .............................................           13,267            18,774
     Advances from related parties (Note 5) ..........................          176,833           117,135
     Stock subscriptions (Note 4) ....................................           13,000                --
                                                                            -----------       -----------
     TOTAL CURRENT LIABILITIES .......................................          286,588           276,575
DEFERRED LICENSE FEES (Note 6) .......................................           40,000
                                                                            -----------       -----------
     TOTAL LIABILITIES ...............................................          326,588           276,575
                                                                            -----------       -----------
COMMITMENTS (Note 7)
STOCKHOLDERS' EQUITY
     Common stock, no par value, unlimited shares authorized,
        6,033,137 and 3,975,531 shares issued and outstanding,
        respectively .................................................        5,534,055         2,593,428
     Accumulated deficit .............................................       (3,714,471)       (2,090,280)
                                                                            -----------       -----------
     TOTAL STOCKHOLDERS' EQUITY ......................................        1,819,584           503,148
                                                                            -----------       -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................      $ 2,146,172       $   779,723
                                                                            ===========       ===========




           See accompanying notes to consolidated financial statements

               COMPOSITE AUTOMOBILE RESEARCH, LTD. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                              Three Months Ended                Six Months Ended
                                                                 December 31,                      December 31,
                                                         ---------------------------       ---------------------------
                                                                 (Unaudited)               (Unaudited)      (Audited)
                                                         ---------------------------       ---------------------------
                                                            1998             1997             1998             1997
                                                         ----------       ----------       ----------       ----------
Revenue:
     Sales - products .............................              --           21,250           36,047           31,250
     Sales - license fees .........................              --                            96,250               --
                                                         ----------       ----------       ----------       ----------
     Total revenue ................................              --           21,250          132,297           31,250

Cost of goods sold:

     Production costs .............................          31,804           18,178           76,422           29,766
     Factory set up costs .........................                               --           15,524               --
                                                         ----------       ----------       ----------       ----------
     Total cost of goods sold .....................          31,804           18,178           91,946           29,766
                                                         ----------       ----------       ----------       ----------
Gross profit (loss) ...............................         (31,804)           3,072           40,351            1,484

Operating expenses:

     Selling, general and administrative expenses .         161,606          309,503          580,001          667,657
     Depreciation & amortization ..................         108,252           25,988          213,898           47,674
                                                         ----------       ----------       ----------       ----------
     Total operating expenses .....................         269,858          335,491          793,899          715,331
                                                         ----------       ----------       ----------       ----------
Loss from operations ..............................        (301,662)        (332,419)        (753,548)        (713,848)
Other income (expenses):
     Interest expense .............................          (1,602)             (82)          (1,737)            (178)
     Interest income ..............................              19                                38               --
     Other (expense) income .......................         (54,300)           3,200          (54,364)           3,200
                                                         ----------       ----------       ----------       ----------
     Total other (expenses) income ................         (55,883)           3,118          (56,063)           3,022
                                                         ----------       ----------       ----------       ----------
Loss before income taxes ..........................        (357,545)        (329,301)        (809,611)        (710,826)
                                                         ==========       ==========       ==========       ==========

     Income taxes .................................              --               --               --               --

Net loss ..........................................        (357,545)        (329,301)        (809,611)        (710,826)
                                                         ==========       ==========       ==========       ==========

Loss per share (Note 1) ...........................           (0.06)           (0.09)           (0.14)           (0.20)
                                                         ==========       ==========       ==========       ==========

Weighted average number of shares outstanding .....       5,967,765        3,723,389        5,597,480        3,568,752




           See accompanying notes to consolidated financial statements

               COMPOSITE AUTOMOBILE RESEARCH, LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                 SIX MONTHS END
                                                                                  DECEMBER 31,
                                                                           --------------------------
                                                                           (Unaudited)      (Audited)
                                                                           -----------      ---------
                                                                              1998            1997
                                                                            ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss ........................................................      $(809,611)      $(710,826)
     Adjustments to reconcile net loss to net cash used
         in operating activities:
               Depreciation ..........................................        213,898          47,746
               Loss on sale of equipment .............................         27,504              --
               Common stock issued for services ......................        263,649              --
               Common stock issued for equipment .....................        890,000              --
     Changes in assets and liabilities:
               Increase in accounts receivable .......................        (39,209)             --
               Increase in inventory .................................        (63,862)             --
               Increase in prepaid consulting ........................         (7,435)             --
               Increase in prepaid others ............................         (1,465)             --
               Increase in note receivable-former stockholder ........        107,981              --
               (Decrease) in accrued management fees (Note 5) ........        (70,000)             --
               (Decrease) increase in accounts payable ...............         (6,251)         85,585
               (Decrease) increase in accounts payable - related party         (5,000)
               Decrease in stock subscriptions .......................       (326,483)
               Decrease (Increase) in accrued liabilities ............          3,620          11,650
               Increase in deferred license fees .....................          8,750              --
                                                                            ---------       ---------
NET CASH USED IN OPERATING ACTIVITIES ................................        186,086        (565,845)
                                                                            ---------       ---------

CASH FLOW FROM INVESTING ACTIVITIES
     Common stock issued for equipment ...............................       (890,000)             --
     Purchase of property and equipment ..............................        (33,991)       (192,648)
                                                                            ---------       ---------
NET CASH USED IN INVESTING ACTIVITIES ................................       (923,991)       (192,648)
                                                                            ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock ..........................        368,502         660,427
     Proceeds from stock subscriptions ...............................         63,000              --
     Loans - Shareholders ............................................         62,500          76,699
                                                                            ---------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES ............................        494,002         737,126
                                                                            ---------       ---------

NET DECREASE IN CASH .................................................       (243,903)        (21,367)

CASH AT BEGINNING OF PERIOD ..........................................        246,163          25,280
                                                                            ---------       ---------

CASH AT END OF PERIOD ................................................      $   2,260       $   3,913
                                                                            =========       =========


           See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         General

         In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring transactions) necessary to present fairly the Company's consolidated financial position as of December 31, 1998 and 1997, the results of operations for the three and six month periods ended December 31, 1998 and 1997 and of cash flows for the six month periods ended December 31, 1998 and 1997.

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

         Cash and Equivalents

         For purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 1998 and December 31, 1997.

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

         Net Loss Per Share

         Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No. 128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of December 31, 1998 and 1997, the Company had stock options outstanding, each convertible into one share of common stock. The stock options were not included in the computation of diluted earnings per share for any periods presented due to their anti-dilutive effects based on net loss reported each period. Accordingly, basic and fully diluted loss per share is the same for all periods presented.

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

NOTE 2.  INVENTORY:

         Inventory as of December 31, 1998 and 1997 is comprised of the following:

                         1998          1997
                       --------      --------
Stocked inventory      $     --      $     --
Work in process         306,958            --
Finished goods               --            --
                       --------      --------
                       $306,958      $     --
                       ========      ========

NOTE 3.  PROPERTY AND EQUIPMENT:

         Property and equipment as of December 31, 1998 and 1997 is summarized as follows:

                                                       1998              1997
                                                    -----------       ---------
Molds                                               $ 1,800,685       $ 231,881
Demo equipment and vehicles                             234,702         232,701
Machinery and equipment                                 109,834          54,617
Office furniture and equipment                           17,164          17,165
Leasehold improvements                                   10,614           8,629
                                                    -----------       ---------
         Total                                        2,172,999         544,993

Less accumulated depreciation and amortization         (415,647)       (104,137)
                                                    -----------       ---------

Property and equipment, net                         $ 1,757,532       $ 440,856
                                                    ===========       =========

NOTE 4.  STOCK SUBSCRIPTIONS:

         As of December 31, 1998, the balance in stock subscription was $ 13,000 which represent 6,500 shares of the Company's common stock at $2.00 per share. All shares for these subscriptions were issued subsequent to December 31, 1998.

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

         Accrued Management Fees

         Accrued management fees, related party, represents a payable to the Company's treasurer for management services. The accrual is non-interest bearing, unsecured, and due on demand. On November 24, 1998, the Company's treasurer resigned his position as a Director, Treasurer, and Secretary of the Company and agreed to forgive all management fees. The management fees were accrued in fiscal year-ended 1997 which was reversed in November 1998.

         Advances

         Advances from related parties at December 31, 1998 and 1997 consist of amounts loaned to the Company by stockholders. Advances are non-interest bearing, unsecured, and due on demand. On October 30, 1998, the Company issued 250,000 shares to a stockholder to reduce $62,500.00 loan amount.

NOTE 6.  DEFERRED LICENSE FEES:

         Deferred license fees as of December 31, 1998 consists of deposits received from a Manufacturing and Distribution License agreement with an unrelated party in Mexico and Global Industries Incorporated in Nevada.

         On December 4th, 1998, World Transport Authority, Inc. and Global Industries Incorporated of Carson City, Nevada, entered into a Letter of Intent to Purchase Master Licenses and Three-automobiles-per day Factories for each of these nations: Bolivia, Peru, Ecuador, Dominican Republic, El Salvador and Nicaragua. The total purchase agreed upon is $8,040,000.00 which consists of a Master Licenses of $3,000,000.00 and manufacturing facilities of $5,040,000.00. For the Master License, Global was to put a down payment of $600,000.00 to be paid from October 1998 through March 1999. With the balances of $2,400,000.00 are to be paid over a four-year period quarterly. Out of the $600,000.00 down payment, a non-refundable deposit of $100,000.00 was to be made during the months of October, November, and December 1998. As of December 1998, the Company received $30,000.00, the Company is working with Global Industries to collect the balance of the deposit and giving management supports to Global to move the project forward.

         The Factories portions of the above agreement are to be paid for through a deposit payment at time of order with the balance due at time of shipment. Minimums of four plants per year are to be ordered.

NOTE 7.  COMMITMENTS:

         The Company leases its office facilities and office equipment under operating leases that expires in July 2002. The office facilities operating lease provides that the Company pay, in addition to the base rent, 83% of common area operating expenses as determined by a prorated share of total square footage of the building. The agreement generally requires the payment of utilities, real estate taxes, insurance and repairs. Rent expense amounted to $32,540.00 and $22,500.00 for the three months ended December 31, 1998 and 1997, respectively. Future minimum lease payments due under these operating leases are as follows:


  Year ending December 31,
           1999               $107,856
           2000                107,856
           2001                107,856
                              --------
           Total              $323,568
                              ========

NOTE 8.  STOCKHOLDERS' EQUITY:

         Stock for Services

         For the six months ended December 31, 1998, the Company issued 485,867 shares of common stock at $.50 per share to various employees as bonuses. Additionally, the Company issued 335,000 shares of common stock at an average of $2.50 per share for certain fixed assets.

NOTE 9.  SUBSEQUENT EVENTS:

         On January 18, 1999, the CBN Philippines, Inc., the World Transport Authority's ("WTA") Master License holder for the Republic of the Philippines has entered a Manufacturing and Distribution License Contracts for the production and sale of the WorldStar line of utility vehicles in the Republic of the Philippines with SALAKOT MULTI-PURPOSE COOPERATIVE ("SALAKOT"). The SALAKOT, a co-op composed of active duty and retired officers of the Philippine Air Force, holds the exclusive rights for all concessions within the boundaries of the high profile CLARK SPECIAL ECONOMIC ZONE.

         The agreement calls for the SALAKOT to assume the marketing and sales responsibility for the military, police, and selected major utility companies of the Philippines. The SALAKOT has signed a contract for the installation of the three-vehicle-per-day. Manufacturing and Distribution Facility to be in place at Clark Field, Pampanga, the Philippines. CBN Philippines signed a 10-year term facilities and operation management contract for the WTA factory.

         There were no deposits involved upon the signing of this agreement.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

         The Company sustained a net loss of $357,545 for the period ended December 31, 1998 and a net loss of $ 329,301 for the period ended December 31, 1997. Loses were primarily attributable to expenditures for research and development of the WorldStar(R) vehicle.

Liquidity and Capital Resources:

         As of December 31, 1998 the Company had $2,260 cash on hand and in the bank. The primary costs and operating expenses for the period ended December 31,1998 were: Production costs $ 31,804.00, salaries & wages $101,900.00, Professional fees $29,570.00, and other operating expenses $138,400.00

         As of December 31, 1997, the Company had $3,910 cash on hand and in the bank. The primary costs and operating expenses for the period ended December 31, 1997 were: production costs $18,180.00, salaries & wages $ 35,690.00, outside services $178,650.00, and other operating expenses $99,900.00.

         Currently, the Company maintains a sufficient positive cash balance for production and working capital. The substantial losses through December 31, 1998 were due to product development expenses. Loan from shareholder, subsequent Licensee payments and additional sales of the Company's equity securities have allowed the Company to complete production and increase marketing efforts.

Year 2000 Issues

         Background. Some computers, software, and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches and are commonly referred to as the "Millennium Bug" or "Year 2000 Problem."

         Assessment. The Year 2000 Problem could affect computers, software, and other equipment used, operated, or maintained by the Company. Accordingly, the Company is reviewing its internal computer programs and systems to ensure that the programs and systems will be Year 2000 compliant. The Company presently believes that its computer systems will be Year 2000 compliant in a timely manner. The Company believes the estimated costs of these efforts are not expected to be material to the Company's financial position or any year's results of operations.

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

         On December 4th, 1998, the Company ("WTA") filed a lawsuit against B.A.T. International, Inc. ("B.A.T."), charging substantial damages caused by B.A.T.'s failure to perform its obligations as WTA's Manufacturing and Distribution Licensee of certain proprietary technology and equipment for the design and manufacture of a line of inexpensive utility vehicles at Otay Mesa, in Mexico, with Superior Court of the State of California, County of San Diego. The charge for damages outline as follows:

1. Misappropriation of Trade Secret, Damages, Temporary Restraining Order, Preliminary and Permanent Injunctions.
2.       Possession of Personal Property
3.       Breach of Contract
4.       Conversion
5.       Fraud (False Promise)
6.       Trade Libel
7.       Libel Per Se

         The case is proceeding toward a solution favoring the Company. There were offers to settle the case and the Company is expecting to finalize this lawsuit before March 31, 1999.

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


                                           COMPOSITE AUTOMOBILE RESEARCH, LTD



Date:    February 15, 1999                 /s/  THOMAS BOWERS
---------------------------                ------------------------------------
                                           Thomas Bowers
                                           President and Chief Executive Officer





Date:    February 15, 1999                 /s/  SHARON LANG
---------------------------                ------------------------------------
                                           Sharon Lang
                                           Corporate Controller and Acting Chief
                                           Accounting Officer