Form 10QSB
period 1999-03-31
COMPOSITE AUTOMOBILE RESEARCH LTD
filed 1999-05-17
CIK 1028130

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934


                        For Quarter ended March 31, 1999
                         Commission File Number 0-23693



   --------------------------------------------------------------------------


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


  ----------------------------------------------------------------------------



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

        As of March 31, 1999, the registrant had 6,813,991 shares of common stock, no stated par value, issued and outstanding.

               COMPOSITE AUTOMOBILE RESEARCH, LTD. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                    MARCH 31,
                                   (Unaudited)


                                                                              1999                      1998
                                                                           -----------               -----------
                                     ASSETS
CURRENT ASSETS
     Cash ...................................................              $    11,094               $   457,890
     Accounts receivable ....................................                    9,799
     Inventory ..............................................                  306,958
     Prepaid expenses and other .............................                    9,175                       675
                                                                           -----------               -----------
     TOTAL CURRENT ASSETS ...................................                  337,026                   458,565
                                                                           -----------               -----------
PROPERTY AND EQUIPMENT, net of accumulated depreciation of
     $ 523,968 and $142,567, respectively ...................                1,659,031                   844,784

OTHER ASSETS
     Due from affiliates ....................................                   56,770
     Other ..................................................                   30,518                    30,518
                                                                           -----------               -----------
     TOTAL OTHER ASSETS .....................................                   87,288                    30,518
                                                                           -----------               -----------
     TOTAL ASSETS ...........................................              $ 2,083,345               $ 1,333,867
                                                                           ===========               ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable .......................................              $   100,910               $    81,049
     Accrued liabilities ....................................                   22,776                     6,647
     Advances from related parties ..........................                  109,458                    70,852
     Stock subscriptions ....................................                                            403,100
                                                                           -----------               -----------
     TOTAL CURRENT LIABILITIES ..............................                  233,144                   561,648

DEFERRED LICENSE FEES .......................................                   40,000                    31,250
                                                                           -----------               -----------
     TOTAL LIABILITIES ......................................                  273,144                   592,898
                                                                           -----------               -----------
COMMITMENTS
STOCKHOLDERS' EQUITY

     Common stock, no par value, unlimited shares authorized,
        6,813,991 and 4,338,050 shares issued and
          outstanding, respectively .........................                6,028,103                 3,123,704

     Accumulated deficit ....................................               (4,217,902)               (2,580,735)
                                                                           -----------               -----------
     TOTAL STOCKHOLDERS' EQUITY .............................                1,810,201                   542,969
                                                                           -----------               -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............              $ 2,083,345               $ 1,135,867
                                                                           ===========               ===========


           See accompanying notes to consolidated financial statements

               COMPOSITE AUTOMOBILE RESEARCH, LTD. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                             Three Months Ended                 Nine Months Ended
                                                                  March 31,                           March 31,
                                                        ----------------------------        ----------------------------
                                                           1999              1998              1999              1998
                                                        ----------        ----------        ----------        ----------
Revenue:

     Sales - products ...............................                                           36,047
     Sales - license fees ...........................           --                              96,250            31,250
                                                        ----------        ----------        ----------        ----------
     Total revenue ..................................           --                --           132,297            31,250

Cost of goods sold:

     Production costs ...............................       29,509                             105,930            29,766
     Factory set up costs ...........................                                           15,524
                                                        ----------        ----------        ----------        ----------
     Total cost of goods sold .......................       29,509                --           121,454            29,766
                                                        ----------        ----------        ----------        ----------
Gross profit (loss) .................................      (29,509)               --            10,843             1,484

Operating expenses:

     Selling, general and administrative expenses ...      363,818           349,466           943,819         1,017,124
     Depreciation & amortization ....................      108,501            38,963           322,399            86,637
                                                        ----------        ----------        ----------        ----------
     Total operating expenses .......................      472,319           388,429         1,266,218         1,103,761
                                                        ----------        ----------        ----------        ----------
Loss from operations ................................     (501,828)         (388,429)       (1,255,375)       (1,102,277)
Other income (expenses):
     Interest expense ...............................          (10)           (2,328)           (1,747)           (2,506)
     Interest income ................................            6               102                43               102
     Other (expense) income .........................                                          (54,364)            3,200
                                                        ----------        ----------        ----------        ----------
     Total other (expenses) income ..................           (4)           (2,226)          (56,068)              796
                                                        ----------        ----------        ----------        ----------
Loss before income taxes ............................     (501,832)         (390,655)       (1,311,443)       (1,101,481)
                                                        ==========        ==========        ==========        ==========

     Income taxes ...................................       (1,600)             (800)           (1,600)             (800)

Net loss ............................................     (503,432)         (391,455)       (1,313,043)       (1,102,281)
                                                        ==========        ==========        ==========        ==========

Loss per share ......................................        (0.08)            (0.10)            (0.22)            (0.30)
                                                        ==========        ==========        ==========        ==========

Weighted average number of shares outstanding .......    6,554,614         4,039,684         5,914,205         3,725,580


           See accompanying notes to consolidated financial statements

               COMPOSITE AUTOMOBILE RESEARCH, LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                             NINE MONTHS END
                                                                                 MARCH 31,
                                                                       ------------------------------
                                                                           1999               1998
                                                                       -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss .....................................................    $(1,313,043)        (1,102,281)
     Adjustments to reconcile net loss to net cash used
     in operating activities:
               Depreciation .......................................        322,399             86,637
               Loss on sale of equipment ..........................         27,504                 --
               Common stock issued for services ...................        342,649             99,000
     Changes in assets and liabilities:
               (Increase) decrease in accounts receivable .........         (9,799)           200,000
               Increase in inventory ..............................        (63,862)                --
               Decrease in prepaid consulting .....................                           100,000
               Increase in prepaid others .........................         (8,380)            (2,033)
               Decrease in accrued management fees ................        (70,000)
               Increase in accounts payable .......................         11,172             25,968
               (Decrease) increase in accounts payable - related
               party ..............................................         (5,000)            30,416
               Increase in deposits liability .....................                           403,100
               Increase (decrease) in accrued liabilities .........         13,129               (477)
               Increase in deferred license fees ..................          8,750             31,250
                                                                       -----------        -----------
NET CASH USED IN OPERATING ACTIVITIES .............................       (744,481)          (128,420)
                                                                       -----------        -----------

CASH FLOW FROM INVESTING ACTIVITIES
     Increase in receivable from affiliates .......................        (56,770)
     Purchase of property and equipment ...........................        (43,991)          (629,673)
                                                                       -----------        -----------
NET CASH USED IN INVESTING ACTIVITIES .............................       (100,761)          (629,673)
                                                                       -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common
          stock ...................................................        691,377          1,190,703
     Decrease in stock subscriptions ..............................       (339,483)
     Increase in advance from related party .......................         40,606
     Loans - Shareholders .........................................        217,673
                                                                       -----------        -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES .........................        610,173          1,190,703
                                                                       -----------        -----------

NET DECREASE IN CASH ..............................................       (235,069)           432,610

CASH AT BEGINNING OF PERIOD .......................................        246,163             25,280
                                                                       -----------        -----------

CASH AT END OF PERIOD .............................................    $    11,094            457,890
                                                                       ===========        ===========

NON-CASH FINANCING ACTIVITIES

Common stock issued for equipment .................................    $   890,000


           See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        General

        In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring transactions) necessary to present fairly the Company's consolidated financial position as of March 31, 1999 and 1998, the results of operations for the three and nine month periods ended March 31, 1999 and 1998 and of cash flows for the nine month periods ended March 31, 1999 and 1998.

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


        Cash and Equivalents

        For purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 1999 and December 31, 1998.

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

        Net Loss Per Share

        Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No. 128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of

March 31, 1999 and 1998, the Company had stock options outstanding, each convertible into one share of common stock. The stock options were not included in the computation of diluted earnings per share for any periods presented due to their anti-dilutive effects based on net loss reported each period. Accordingly, basic and fully diluted loss per share is the same for all periods presented.

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

NOTE 2. INVENTORY:

        Inventory as of March 31, 1999 and 1998 is comprised of the following:


                          1999         1998
                        --------       ----
Stocked inventory       $     --       $ --
Work in process          306,958         --
Finished goods                --         --
                        --------       ----
                        $306,958       $ --
                        ========       ====


NOTE 3. PROPERTY AND EQUIPMENT:

        Property and equipment as of March 31, 1999 and 1998 is summarized as follows:


                                            1999               1998
                                        -----------        -----------
Molds                                   $ 1,785,685        $   161,669
Demo equipment and vehicles                 234,702            231,671
Machinery and equipment                     109,834             54,617
Office furniture and equipment               17,164             17,164
Leasehold improvements                       10,614              8,629
                                        -----------        -----------
         Total                            2,157,999            473,750

Less accumulated depreciation and
    amortization                           (307,215)           (78,149)
                                        -----------        -----------

Property and equipment, net             $ 1,850,784        $   395,601
                                        ===========        ===========

NOTE 4. RELATED PARTY TRANSACTIONS:

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

        Advances

        Advances from related parties at March 31, 1999 and 1998 consist of amounts loaned to the Company by stockholders. Advances are non-interest bearing, unsecured, and due on demand. On February 3, 1999, the Company issued 258,621 shares to a stockholder to reduce $155,172.50 loan amount.

NOTE 5. DEFERRED LICENSE FEES:

        Deferred license fees as of March 31, 1998 consists of deposits received from a Manufacturing and Distribution License agreement with an unrelated party in Mexico and Global Industries Incorporated in Nevada.

NOTE 6. COMMITMENTS:

        The Company leases its office facilities and office equipment under operating leases that expires in July 2002. The office facilities operating lease provides that the Company pay, in addition to the base rent, 83% of common area operating expenses as determined by a prorated share of total square footage of the building. The agreement generally requires the payment of utilities, real estate taxes, insurance and repairs. Rent expense amounted to $30,8050 and $27,500 for the three months ended March 31, 1999 and 1998, respectively. Future minimum lease payments due under these operating leases are as follows:


Year ending March 31,
        2000                                            $ 107,856
        2001
                                                          107,856
        2002
                                                          107,856
                                                        ---------
        Total                                           $ 323,568
                                                        =========

NOTE 7. COMMON STOCK TRANSACTIONS:

        Stock for Services

        For the nine months ended March 31, 1999, the Company issued 485,867 shares of common stock at $.50 per share to various employees as bonuses.


NAME                                          DATE ISSUED       SHARE ISSUED         VALUE AT
----                                        --------------   -----------------   -----------------
Mark Isaacs                                      7/31/98               6,000               $0.50
George Isaacs                                    7/31/98               5,000                0.50
Cathy Shackleton                                 7/31/98               7,410                0.50
David Green                                      7/31/98               9,600                0.50
Bruce C. Mitchell                                9/15/98              25,000                0.50
David Green                                      9/15/98               2,500                0.50
Douglas Norman                                   9/15/98             225,000                0.50
Mark Stehrenberger                               9/15/98               4,167                0.50
William Mathews                                  9/15/98              50,000                0.50
Kerry Sawchuk                                    9/15/98              40,000                0.50
Dean Amaru                                       10/6/98              30,000                0.50
Thomas Bowers                                    10/6/98              10,000                0.50
Thomas Bowers                                    10/6/98              25,000                0.50
Sharon Lang                                      10/6/98              10,000                0.50
Laurie Hannan                                   11/12/98              11,600                0.50
Valarie Reeder Family Trust                     11/12/98               1,500                0.50
David Fiddler                                   12/17/98                 500                0.50
Erick Cano                                      12/17/98                 500                0.50
James Belcher                                   12/17/98               1,000                0.50
Joe Hugo Garza                                  12/17/98               1,000                0.50
Lloyd K. Kraft                                  12/17/98               1,000                0.50
Mark Garza                                      12/17/98               1,000                0.50
Mark Kochenower                                 12/17/98               1,000                0.50
Robert J. Rank, II                              12/17/98               1,000                0.50
Rodger Ward                                     12/17/98               2,000                0.50
Sharon Lang                                     12/17/98               2,000                0.50
Thomas Bowers                                   12/17/98               3,000                0.50
Victor Garza                                    12/17/98               1,000                0.50
William John Mathews                            12/17/98               1,500                0.50
William Matthews                                12/17/98               3,000                0.50
Jack Norman                                     12/28/98               1,000                0.50
                                                             ---------------
                                                                     483,277
                                                             ===============

Additionally, the Company issued 335,000 shares of common stock at an average of $2.50 per share for certain fixed assets. On February 3, 1999, the Company issued 100,000 shares of common stock at $.54 per share to Grana Baja Sa De Cv Mexico for past services rendered. On March 15, 1999, the Company issued 25,000 share of common stock at $1.00 per share to National Capital Merchant Group LT for services rendered.


NAME                                          DATE ISSUED        SHARE ISSUED            VALUE AT
----                                        --------------   -----------------         ------------
International Solutions                           7/31/98              15,000               2.656
Kerry Sawchuk                                     7/31/98             260,000               2.656
Big Rock Marketing, Inc.                         11/20/98              60,000               2.656
Grana Baja Sa De Cv Mexico                         2/3/99             100,000               0.540
National Capital Merchant Group LTD               3/15/99              25,000               1.000
                                                             ----------------
                                                                      460,000
                                                             ================

        Stock to related party to reduce loan balance:

        On October 30, 1998, the Company issued 250,000 shares at $.25 per share to a broker of a stockholder to reduce $62,500.00 loan amount. On February 3, 1999, the Company issued 258,621 at $.60 per share to a broker of the same stockholder to reduce an additional $155,172.50 loan amount.


NAME                                          DATE ISSUED        SHARE ISSUED            VALUE AT
----                                        --------------   -----------------   -----------------
Brick Holdings                                   10/30/98             250,000               $0.25
Maritime International LTD                         2/3/99             258,621                0.60
                                                             ----------------
                                                                      508,621
                                                             ================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

        The Company sustained a net loss of $503,432 for the period ended March 31, 1999 and a net loss of $ 391,455 for the period ended March 31, 1998. Loses were primarily attributable to expenditures for research and development of the WorldStar(R) vehicle and marketing the Company and its products.

Liquidity and Capital Resources:

        As of March 31, 1999 the Company had $11,094 cash on hand and in the bank. The primary costs and operating expenses for the period ended March 31,1999 were: Production costs $ 42,885.00, salaries & wages $115,700.00, sales & marketing and Professional fees $103,860.00, and other operating expenses $240,990.00

        As of March 31, 1998, the Company had $457,890 cash on hand and in the bank. The primary costs and operating expenses for the period ended March 31, 1998 were: Salaries & wages $ 7,000.00, and other operating expenses $123,000.00

        Currently, the Company maintains a sufficient positive cash balance for production and working capital. The substantial losses through March 31, 1999 were due to product development and marketing expenses.

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

        The Company has upgraded its computer system to resolve the year 2000 issues.

                           PART II. OTHER INFORMATION

ITEM 1.         Legal Proceedings

                On April 1, 1999, the Company has agreed to settle the lawsuit against B.A.T. International, Inc. On this settlement, the Company was to issue $5,000.00 worth of Company's Common Stock to B.A.T. International. Given the nature of the issuance of the stock, it may contain certain trading restrictions as required by the Securities and Exchange Commission.

                B.A.T. International will return all vehicles and/or vehicle components, body parts and associated pieces in its possession which incorporate the World Star composite platform, either partially or completely manufactured, to the Company's office in El Cajon, California by June 1, 1999. B.A.T. International also acknowledges and recognizes the rights to the World Star Vehicle owned by World Transport Authority, Inc. and B.A.T. also agreed to pay a royalty to The Company for all vehicles B.A.T. produces in the future.

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

                        Exhibit ---

                                 SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   COMPOSITE  AUTOMOBILE  RESEARCH,
LTD



Date:   May 17, 1999                 /s/    THOMAS BOWERS
----------------------------       -------------------------------
                                     Thomas Bowers
                                     President and Chief Executive Officer