Form 10KSB40
period 1999-06-30
COMPOSITE AUTOMOBILE RESEARCH LTD
filed 1999-10-26
CIK 1028130

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                   Annual Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                          For Year ended June 30, 1999
                         Commission File Number 0-23693

                       COMPOSITE AUTOMOBILE RESEARCH, LTD.
             (Exact name of registrant as specified in its charter)


               Alberta, BC                      93-1202663
        (State of Incorporation)       (IRS Employer Identification No.)

                  635 Front Street, El Cajon, California 92020
               (Address of Principal Executive Offices) (Zip Code)

                        (619) 444-7254 FAX (619) 444-9026
          (Registrant's telephone and fax number, including area code)


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

                            Yes    [X]                            No [ ]

The issuer's revenues for the year ended June 30, 1999 were $ 122,500.

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of August 13, 1999, based on the market was $7,870,685. As of August 13, 1999, the registrant had 7,567,966 shares of common stock, no stated par value, issued and outstanding.

ITEM 1  BUSINESS

FORWARD LOOKING STATEMENTS

        In addition to historical information, this Annual Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Future Results and Market Price of Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2000.

HISTORY

        Composite Automobile Research, Ltd. ("the Company") was incorporated in the Province of Alberta, Canada in January 1996 pursuant to the Alberta Business Corporations Act. The Company was incorporated to facilitate an initial public offering in order to provide funding for a new motor vehicle prototype.

        The Company, through its wholly owned subsidiary, World Transport Authority, Inc. ("WTA"), is in the business of designing vehicles, and selling licenses to others to produce these vehicles in markets around the world.

        The Company sells a Master License for each predetermined geographic region or each country, depending on the estimated vehicle sales in each market. The price for this Master License varies depending upon the population of the geographic region or country served. The Master Licensee is responsible for selling Manufacturing and Distribution Licenses for individual factories throughout their country or region. The Master Licensee provides all support for each factory, including training and marketing, utilizing local customs and language.

        Revenues from the sale of a master license are recognized when the master license holder has paid its license fee to the Company and performed marketing services sufficient to sell at least one manufacturing and distribution license. Revenues from the sale of a manufacturing and distribution license, consisting of a percentage of the license fee, are recognized when the licensee has made payment to the Company, and the Company has provided substantially all of the factory components and training sufficient for the licensee to begin vehicle production.

        The Company also plans to generate revenue from the sales of manufactured vehicle components. Such revenue will be recognized upon shipment of the components. In addition, the Company may receive royalty payments on the production and/or sale of vehicles. Such revenue will be recognized when earned.

COMPETITION

        As of the date of this filing of this report, the Company is unaware of any competition in the third world vehicle market.

EMPLOYEES

        As of June 30, 1999, the Company had 10 employees. None of the Company's employees is currently represented by a labor union or other labor organization. Approximately 60% of these employees are involved in production, with the remainder primarily involved in sales and administration.

        The Company believes that its employee relations are good.

ITEM 2  PROPERTIES

            The Company's headquarters, located in El Cajon, California, are leased and consist of approximately 20,000 square feet of office and manufacturing space through March 2001. This operating lease provides that the Company pay, in addition to the base rent, 83% of this space is leased common area operating costs as determined by their prorated share of total square footage of the building.

ITEM 3  LEGAL PROCEEDINGS

        On April 1, 1999, the Company agreed to settle a dispute with B.A.T. International, Inc. ("B.A.T."). Based on this settlement, the Company was to issue $5,000 worth of the Company's Common Stock to B.A.T. upon completion of the return of the Company's materials such as body molds and automobile bodies. Given the nature of the issuance of the stock, it may contain certain trading restrictions as required by the Securities and Exchange Commission.

        Pursuant to the settlement, B.A.T. was required to return all vehicles and/or vehicle components, body parts and associated pieces in its possession which incorporate the World Star composite platform, either partially or completely manufactured, to the Company's office in El Cajon, California by June 1, 1999. B.A.T. also acknowledged and recognized the rights to the World Star Vehicle owned by WTA. B.A.T. also agreed to pay a royalty to the Company for all vehicles B.A.T. produces in the future.

        In July 1999, the Company filed suit against B.A.T in the Superior Court of San Diego, California for not honoring the terms of the settlement agreement dated April 1, 1999. The trial is set for December 1999.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no such submissions, as the Company did not have a shareholders meeting in the year ended June 30, 1999.

PART II

ITEM 5 MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

        On September 24, 1998, the Company's common stock began trading on the OTC Electronic Bulletin which is sponsored by the National Association of Securities Dealers (NASD). The following table sets forth the high and low closing sales prices for the Common Stock for each quarterly period within the Company's most recent fiscal year on the OTC Electronic Bulletin Board.


       Quarter ended:                               High          Low
                                                 -------       ------
       September 30, 1998                         2  3/4       1  1/4
       December 31, 1998                          1  3/4         7/16
       March 31, 1999                             2  1/2         9/16
       June 30, 1999                             1 47/50         9/16

        As of September 15, 1999, the Company's stock has been traded on the NASDAQ system in the over-the-counter market. The stock has been quoted on the NASDAQ National Market System under the symbol "CARH".

         The Company's Board of Directors determines any payment of dividends. The Board of Directors does not expect to authorize the payment of cash dividends in the foreseeable future. Any future decision with respect to dividends will depend on future earnings, operations, capital requirements and availability, restriction in future financing agreements, and other business and financial considerations.

        As of August 13, 1999 there were approximately 170 holders of record of the Company's Common Stock. The Board of Directors believe the number of beneficial owners is greater than the number of record holders because a portion of the Company's outstanding Common Stock is held of record in broker "street names" for the benefit of individual investors.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following selected financial data should be read in conjunction with the more detailed financial statements, related notes and other financial information included herein.

                                              As of and for the
                                             Years Ended June 30
                                        ----------------------------
                                            1999             1998
                                        -----------      -----------
Operating Data:
Net Sales                                  122,498          160,000
Cost of Sales                              (22,960)        (192,510)
Operating and Other Expenses            (3,953,975)      (1,492,896)
                                        -----------      -----------
Net Loss                                (3,854,437)      (1,525,406)
                                        ===========      ===========

Balance Sheet Data:

Current Assets                             420,334          490,054
Total Assets                             1,243,934        1,595,515
Current Liabilities                        212,639          582,721
Total Liabilities                          305,624          613,971
Working Capital (Deficiency)               207,695          (92,667)
Stockholders' Equity                       938,310          981,544


               The Company, since its inception, has declared no Common Stock dividends.

RESULTS OF OPERATIONS

        The Company's net sales were $122,500 during the year ended June 30, 1999, a decrease of 23.4% from its net sales of $ 160,000 in 1998. Revenues from both years were primarily from license sales.

        The Company had a net loss of $ 3,854,437 for the year ended June 30, 1999 compared to the Company's net loss for the year ended June 30, 1998 of $1,525,406. The increased in net loss for 1999 was primarily due to the value of common stock issued for services of $2,264,023.

        Selling and general expenses for the year ended June 30, 1999 were $3,702,590 compared to selling and general expenses of $1,050,531 for the year ended June 30, 1998. The increased selling and general expenses in 1999 were primarily due to the value of common stock issued for services.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's working capital at June 30, 1999 was $207,695 as compared to a deficit of $92,667 at June 30, 1998. Net cash used in operating activities totaled $1,083,369 for the year ended June 30, 1999 compared to $672,234 for the year ended June 30, 1998.

        During the year ended June 30, 1999, the Company funded its operating losses with advances from a related party, by selling shares of its common stock to various investors and issuing common stock for services.

        The Company does not have any available credit, bank financing or other external sources of liquidity. Due to its historical operating losses, the Company's operations have not been a source of liquidity. In order to obtain capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders and/or related parties. During the next twelve months, the Company expects to suffer losses, in which case the Company will need to obtain additional sources of capital in order to continue operations. There can be no assurance, however, that the Company will be successful in obtaining additional funding.

YEAR 2000 ISSUE

        The "year 2000" issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of normal business activities.

As of June 30, 1999, the Company has upgraded its accounting system to resolve the year 2000 issues. The Company has requested that its major independent suppliers and support providers confirm that they will be Year 2000 compliant.

ITEM 7  FINANCIAL STATEMENTS

        The financial statements required by this report are set forth in the index on page F-1.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a)     Previous independent accountants

        (i) On May 3, 1999, Harlan & Boettger, LLP resigned as the Registrant's independent accountants. (ii) The reports of Harlan & Boettger on the Registrant's financial statements for fiscal years June 30, 1998 and 1997, respectively, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty audit scope or accounting principles.
               (iii) During the Registrant's two most recent fiscal years and through May 3, 1999, there have been no disagreements with Harlan & Boettger, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Harlan & Boettger would have caused them to make reference thereto in their report on financial statements for such years. (iv) During the two most recent fiscal years and through May 3, 1999, there have been no reportable events (as defined in Regulation S-K Item 304(a) (1)). (v) The Registrant requested that Harlan & Boettger, LLP furnish it with a letter addressed to the Securities and Exchange Commission (the "SEC") stating whether or not it agrees with the above statements. A copy of such letter, dated May 17, 1999, was previously filed as
               Exhibit 16 to Form 8-K.

        (b)    New Independent Accountants

               (i) The Registrant engaged J.H. Cohn LLP as its new independent public accountants as of September 8, 1999. During the most recent fiscal year and through September 8, 1999, the Registrant has not consulted with J.H. Cohn LLP on items which (1) are described in Regulation S-K Item 304 (a) (2) (I) or (2) concerned the subject matter of a disagreement or reportable event with the former independent public accountants (as described in Regulation S-K item 304 (a) (2) (ii)).


PART III

ITEM 9  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board Of Directors

The following table sets forth certain information concerning each member of the Board of Directors of Composite Automobile Research, Ltd. as of June 30, 1999.

Directors:

------------------------   ----------   ---------------   -----------------
Name                       Age          Date Elected      Position
------------------------   ----------   ---------------   -----------------
Thomas Bowers              57           07/01/98          President & CEO

Paul Hewitt                45           07/01/98          Director

Rodger Ward                79           06/01/96          Vice President

Lyle Wardrop               58           03/19/96          Director


        Mr. Bowers has served as a director and Chief Executive Officer of the Company since July 1998. He has been an officer and/or director of many public companies since 1974. Most recently, Mr. Bowers acted as Chairman/CEO of an international project management firm whose activities primarily centered around joint ventures with Sovereign nations in East Asia, Southeast Asia and Africa. Prior to the International Joint Ventures, Mr. Bowers held positions with Ely Scientific Corporation, Memorex and IBM in various marketing, sales and management positions. On September 27, 1999, Mr. Bowers resigned as director and Chief Executive Officer of the Company.

        Mr. Wardrop has served as a director of the Company since March 1996. On September 27, 1999, Mr. Wardrop has been Chief Executive Officer of the Company. Since 1963, Mr. Wardrop, a resident of British Columbia, Canada has been involved in the automotive market as President of Golden Mile Motors and United Auto Brokers. He is also actively involved in the Automotive Retailers Association of British Columbia, which represents the automotive retail sector in dealing with government and private agencies.

        Mr. Paul S. Hewitt has served as a director of the Company since July 1, 1998. Since 1979, Mr. Hewitt has been involved in the Washington political arena. A resident of Bethseda, Maryland, Mr. Hewitt has served as Executive Director of the National Taxpayers' Union Foundation, one of Washington's most effective and widely publicized non-profit research and public education programs. He has also served as Staff Director for the U.S. Subcommittee on Intergovernmental Regulations, and is founder and former President of the Americans for Generational Equity, focusing on the interests of younger and future generations on long-term policy issues such as budget deficits, savings policy and retirement. Mr. Hewitt holds a BA in Economics from University California, Berkley and a Masters of Public Administration from American University in Washington, DC.

        Mr. Ward has served as a Vice President, Public Relation of the Company since June 1996. Mr. Ward brings fifty years of public relations experience to the Company. As a two-time Indianapolis 500 winner, Mr. Ward's extensive contacts in the auto racing arena, as well as his association with the media and his public speaking engagements provide Mr. Ward numerous opportunities to promote the Company. Since his retirement as a professional race car driver, Mr. Ward has served as Director of Public Relations at Ontario Motor Speedway in California, Team Manager for the Unlimited Hydroplane Race Team at Circus Circus Hotel in Las Vegas, Nevada, and is currently a member of the Board of Directors for the San Diego Automotive Museum.

ITEM 10  EXECUTIVE COMPENSATION

Summary Compensation Table:

------------------------------------------------------------------------------------------------
Name &                                                             Restricted   Options     LTIP
principle                    Salary        Bonus       Other       compen-       Stock      SARs
position             Year       $            $         Annual      sation        awards      (#)
-------------------  ------  --------     --------    ---------    --------     ---------  -----
Thomas Bowers        1998          0            0            0           0            0        0
President & CEO      1999     85,440(3)    30,000(1)     4,515(2)        0            0        0

Paul Hewitt          1998          0            0            0           0            0        0
Director             1999          0            0            0           0            0        0

Rodger Ward          1998          0            0            0           0            0        0
V.P. Public Relation 1999          0            0            0           0            0        0

Lyle Wardrop         1998          0            0            0           0            0        0
Director             1999          0            0            0           0            0        0


(1) The Commission accrued based on the sales of the Master Licenses to WorldStar Andino/Panama for the nations of Colombia, Venezuela, Ecuador and Panama.
(2) Six months car allowance of $752.50 each month.
(3) Included $26,890.00 payroll accrued.

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

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of the Company's voting securities by Officers, Directors and major shareholders as well as those who own beneficially more than five percent of the Company's common stock:

Title of       Name &                                       Amount &     Percent
Class          Address                               Nature of owner       Owned
------------   ---------------------------------     ----------------    --------
Common         Thomas Bower                                   38,000       0.50%
               Carpinteria, CA  93013

Common         Rodger Ward                                     2,000       0.03%
               El Cajon, CA  92019

Common         Lyle Wardrop                                   22,143       0.29%
               Langley BC, V3A 3R5

Officers and Directors as a Group (4 persons)                 62,143       0.82%
                                                            ========      ======

Common         Maritime International, Ltd.                  726,667(a)    9.60%
               Grand Cayman, Cayman Islands

(a) Effective December 1, 1997, the 726,667 shares owned by Maritime International, Ltd. (Beneficial Owner & Control Person - Trevor Lloyd) were placed in an irrevocable trust dated December 1, 1997. Due to the size of the stock ownership by one owner, the Shareholders, including Maritime International, voted on June 3, 1997 to grant the Board additional control of the amount of shares that Maritime International could offer for sale. On December 1, 1997, the Board voted to accept an irrevocable stock trust set up for three years, with Lyle Wardrop, a director of the Company, as trustee. The trust requires that the Company's Board of Directors must approve any sale or transfer of the trust's shares. Trustee retains legal right to vote the shares of the Trust in all required shareholder votes.

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        At June 30, 1998, the Company had an outstanding payable to a stockholder of $68,852, which was unsecured, non-interest bearing, and due on demand. During 1999, the stockholder advanced an additional $534,942 to the Company. The Company then issued 398,259 shares of common stock at market prices ranging from $.56 to $1.56 per share. As a result of the common stock issuance, the Company had an outstanding receivable from this same stockholder of $33,027 at June 30, 1999. This receivable was unsecured, non-interest bearing and due on demand.

        Also during 1999, the Company issued 795,362 shares of Company's common stock in payment for service performed by the same stockholder.

ITEM 13  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)    Exhibits
               27 Financial Data  Schedule

        (b) Reports on Form 8-K. On May 17, 1999 and September 8, 1999, the Company filed a report on Form 8-K reporting changes in independent accountants as discussed in Item 8.


                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

                                    Composite Automobile Research, Ltd.



  Dated:    October 15, 1999        /s/ LYLE A. WARDROP
                                    ----------------------------------------
                                    Lyle A. Wardrop,
                                    President and Chief Executive Officer





  Dated:    October 15, 1999        /s/ RODGER WARD
                                    ----------------------------------------
                                    Rodger Ward,
                                    Vice President, Public Relation and
                                    Acting Chief Financial Officer

                       COMPOSITE AUTOMOBILE RESEARCH, LTD.
                                 AND SUBSIDIARY



                                      INDEX
                             [ATTACHMENT TO ITEM 7]


                                                                            PAGE
                                                                            ----
REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS                                  F-2/3

CONSOLIDATED BALANCE SHEETS
    JUNE 30, 1999 AND 1998                                                   F-4

CONSOLIDATED STATEMENTS OF OPERATIONS
    YEARS ENDED JUNE 30, 1999 AND 1998                                       F-5

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
    YEARS ENDED JUNE 30, 1999 AND 1998                                       F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS
    YEARS ENDED JUNE 30, 1999 AND 1998                                       F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                F-8/15


                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders
Composite Automobile Research, Ltd.


We have audited the accompanying consolidated balance sheet of COMPOSITE AUTOMOBILE RESEARCH, LTD. AND SUBSIDIARY as of June 30, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Composite Automobile Research, Ltd. and Subsidiary as of June 30, 1999, and their results of operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying 1999 consolidated financial statements have been prepared assuming that Composite Automobile Research, Ltd. will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has not generated any sustained revenues from its operations and, as a result, it has had recurring losses and operating activities that have used cash. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



                                               J.H. COHN LLP

San Diego, California
October 8, 1999

                           INDEPENDENT AUDITORS REPORT


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


                                               HARLAN & BOETTGER, LLP


San Diego, California
September 1, 1998

                       COMPOSITE AUTOMOBILE RESEARCH, LTD.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1999 AND 1998

                         ASSETS

                                                             1999            1998
                                                         -----------    -----------
Current assets:
   Cash and cash equivalents                             $    18,612    $   246,163
   Inventories                                               368,695        243,096
   Related party receivable                                   33,027
   Prepaid expenses and other current assets                                    795
                                                         -----------    -----------
         Total current assets                                420,334        490,054

Property and equipment, net                                  817,164      1,074,943
Other assets                                                   6,436         30,518
                                                         -----------    -----------

         Totals                                          $ 1,243,934    $ 1,595,515
                                                         ===========    ===========


         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                      $   123,386    $    89,739
   Related party payable                                                      5,000
   Accrued expenses                                           89,253         79,647
   Advances from related party                                               68,852
   Deposits for purchases of common stock                                   339,483
                                                         -----------    -----------
         Total current liabilities                           212,639        582,721

Deferred license fees                                         92,985         31,250
                                                         -----------    -----------
         Total liabilities                                   305,624        613,971
                                                         -----------    -----------

Commitments and contingencies

Stockholders' equity:
   Common stock - unlimited shares authorized, no
      par value; 7,377,466 and 4,736,400 shares issued
      and outstanding                                      7,697,607      3,886,404
   Accumulated deficit                                    (6,759,297)    (2,904,860)
                                                         -----------    -----------
         Total stockholders' equity                          938,310        981,544
                                                         -----------    -----------

         Totals                                          $ 1,243,934    $ 1,595,515
                                                         ===========    ===========


See Notes to Consolidated Financial Statements.

                       COMPOSITE AUTOMOBILE RESEARCH, LTD.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED JUNE 30, 1999 AND 1998

                                                           1999          1998
                                                      -----------    -----------
Net sales                                             $   122,498    $   160,000
Cost of sales                                              22,960        192,510
                                                      -----------    -----------

Gross profit (loss)                                        99,538        (32,510)
                                                      -----------    -----------

Operating expenses:
   Selling and general                                  3,702,590      1,050,531
   Write-offs of note and accounts receivable
      from related party                                                 300,000
   Depreciation                                           257,779        145,106
                                                      -----------    -----------
           Totals                                       3,960,369      1,495,637
                                                      -----------    -----------

Operating loss                                         (3,860,831)    (1,528,147)

Other income                                                6,394          5,255

Interest expense                                                          (2,514)
                                                      -----------    -----------
Net loss                                              $(3,854,437)   $(1,525,406)
                                                      ===========    ===========

Basic loss per share                                  $      (.62)   $      (.39)
                                                      ===========    ===========

Basic weighted average number of shares outstanding     6,220,627      3,953,278
                                                      ===========    ===========


See Notes to Consolidated Financial Statements.

                       COMPOSITE AUTOMOBILE RESEARCH, LTD.
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       YEARS ENDED JUNE 30, 1999 AND 1998


                                         Common Stock
                                 --------------------------    Accumulated
                                    Shares         Amount        Deficit         Total
                                 -----------    -----------    -----------    -----------
Balance, July 1, 1997              3,333,975    $ 1,933,001    $(1,379,454)   $   553,547

Common stock sold
    for cash                         950,790      1,444,052                     1,444,052

Common stock issued
    to pay for services              403,635        458,951                       458,951

Common stock issued
    for employee bonuses              48,000         50,400                        50,400

Net loss                                                        (1,525,406)    (1,525,406)
                                 -----------    -----------    -----------    -----------

Balance, June 30, 1998             4,736,400      3,886,404     (2,904,860)       981,544

Common stock sold
    for cash - proceeds
    received in:
    1998                             170,960        339,483                       339,483
    1999                             509,458        409,394                       409,394

Common stock issued
    to pay for services            1,462,389      2,264,023                     2,264,023

Common stock issued
    in connection with
    termination of Mexican
    joint venture                    100,000        250,000                       250,000

Common stock issued to
    pay related party advances       398,259        548,303                       548,303

Net loss                                                        (3,854,437)    (3,854,437)
                                 -----------    -----------    -----------    -----------

Balance, June 30, 1999             7,377,466    $ 7,697,607    $(6,759,297)   $   938,310
                                 ===========    ===========    ===========    ===========


See Notes to Consolidated Financial Statements.

                       COMPOSITE AUTOMOBILE RESEARCH, LTD.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED JUNE 30, 1999 AND 1998

                                                           1999          1998
                                                       -----------    -----------
Operating activities:
   Net loss                                            $(3,854,437)   $(1,525,406)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
      Bad debts                                             71,520        300,000
      Depreciation                                         257,779        145,106
      Common stock issued for services                   2,264,023        458,951
      Common stock issued for employee bonuses                             50,400
      Common stock issued in connection with
         termination of joint venture                      250,000
      Changes in operating assets and liabilities:
         Accounts receivable                               (71,520)
         Inventories                                      (125,599)      (243,096)
         Prepaid expenses and other current assets             795           (120)
         Other assets                                       24,082         (1,500)
         Accounts payable                                   33,647         34,658
         Related party payable                              (5,000)         5,000
         Accrued expenses                                    9,606         72,523
         Deferred license fees                              61,735         31,250
                                                       -----------    -----------
           Net cash used in operating activities        (1,083,369)      (672,234)
                                                       -----------    -----------

Investing activities - purchases of property and
   equipment                                                             (918,834)
                                                                      -----------
Financing activities:
   Advances from related party                             534,942         28,416
   Payments of advances from related party                 (88,518)
   Proceeds from and deposits related to
      sales of common stock                                409,394      1,783,535
                                                       -----------    -----------
           Net cash provided by financing activities       855,818      1,811,951
                                                       -----------    -----------

Net increase (decrease) in cash and cash equivalents      (227,551)       220,883

Cash and cash equivalents at beginning of year             246,163         25,280
                                                       -----------    -----------

Cash and cash equivalents at end of year               $    18,612    $   246,163
                                                       ===========    ===========

Supplemental cash flow information:
   Interest paid                                       $       295    $     2,514
                                                       ===========    ===========


See Notes to Consolidated Financial Statements.

                       COMPOSITE AUTOMOBILE RESEARCH, LTD.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business and summary of significant accounting policies:

             Business activities:

                 Composite Automobile Research, Ltd. ("CAR Ltd.") was incorporated pursuant to the Alberta Business Corporations Act in January 1996. CAR Ltd. is a holding company. Its wholly-owned subsidiary, World Transport Authority, Inc. ("WTA"), is in the business of designing and licensing turn-key automobile manufacturing facilities to licensees in developing nations. As of June 30, 1999, all of the Company's revenues had been derived from payments from the sales of master and manufacturing and distribution licenses. The Company is also attempting to generate revenues from royalties under the license agreements based on the production and/or sale of vehicles and from sales to the licensees of all of the components necessary to manufacture vehicles. CAR Ltd. and WTA are referred to collectively herein as the "Company".

             Principles of consolidation:

                 The accompanying consolidated financial statements include the accounts of CAR Ltd. and WTA. All significant intercompany accounts and transactions have been eliminated in consolidation.

             Use of estimates:

                 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results may differ from those estimates.

             Cash and cash equivalents:

                 The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.

             Inventories:

                 Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method.

             Property and equipment:

                 Property and equipment are stated at cost and are depreciated over their estimated useful lives of five years using the straight-line method.

                 Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining term of the related lease.

             Advertising and marketing costs:

                 The Company expenses the cost of advertising and marketing as incurred. Advertising and marketing costs charged to operations in 1999 and 1998 amounted to $181,569 and $435,371, respectively.

                       COMPOSITE AUTOMOBILE RESEARCH, LTD.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business and summary of significant accounting policies (continued):

             Income taxes:

                 The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in future periods based on enacted laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

             Revenue recognition:

                 Revenues have been generated from the sales of master and manufacturing and distribution licenses. A master license grants the licensee a geographical area in which the master licensee may sell a number of manufacturing and distribution licenses. Each manufacturing and distribution licensee may operate one automobile manufacturing facility.

                 Revenues from the sale of a master license are recognized when the master license holder has paid its license fee to the Company and performed marketing services sufficient to sell at least one manufacturing and distribution license. Revenues from the sale of a manufacturing and distribution license, consisting of a percentage of the license fee, are recognized when the licensee has made payment to the Company, and the Company has provided substantially all of the factory components and training sufficient for the licensee to begin vehicle production.

                 The Company also plans to generate revenues from the sales of manufactured vehicle components. Such revenues will be recognized upon shipment of the components. In addition, the Company may receive royalty payments on the production and/or sale of vehicles. Such revenues will be recognized when earned.

             Deferred license fees:

                 Deferred license fees consist of proceeds from manufacturing and distribution license agreements and master license agreements. At June 30, 1999, deferred license fees consisted of proceeds from a manufacturing and distribution license agreement with WorldStar Paez in Columbia and Global Industries, Inc. in Nevada.

                       COMPOSITE AUTOMOBILE RESEARCH, LTD.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business and summary of significant accounting policies (continued):

             Earnings (loss) per share:

                 Basic earnings (loss) per common share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings per common share is similar to that of basic earnings per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable upon the exercise of stock options, were issued during the period.

                 Since the Company had a net loss in 1998, the assumed effects of the exercise of stock options that were outstanding during part of 1998 (see Note 9) were anti-dilutive and, accordingly, dilutive per share amounts have not been presented in the accompanying consolidated statements of operations.

             Impairment of long-lived assets:

                 Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. No impairment losses were recorded in 1999 and 1998.

             Stock options:

                 In accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), the Company will recognize compensation costs as a result of the issuance of stock options to employees based on the excess, if any, of the fair value of the underlying stock at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. Therefore, the Company will not be required to recognize compensation expense as a result of any grants of stock options to employees at an exercise price that is equivalent to or greater than fair value. The Company will also make pro forma disclosures, as required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), of net income or loss as if a fair value based method of accounting for stock options had been applied instead if such amounts differ materially from the historical amounts.

                       COMPOSITE AUTOMOBILE RESEARCH, LTD.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business and summary of significant accounting policies (concluded):

             Recent accounting pronouncements:

                The Financial Accounting Standards Board and the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants had issued certain accounting pronouncements as of June 30, 1999 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company's financial accounting measurements or disclosures had they been in effect during 1999 and 1998.

             Reclassifications:

                Certain accounts in the 1998 consolidated financial statements have been reclassified to conform to 1999 presentations.


Note 2 - Basis of presentation:

             As shown in the accompanying financial statements, the Company had net losses of $3,854,437 and $1,525,406 and net cash used in operating activities of $1,083,369 and $672,234 in 1999 and 1998, respectively. The Company has not been able to sell licenses, facilities or component parts or generate royalty income on a sustained basis. These matters raise substantial doubt about the ability of the Company to continue as a going concern.

             Historically, the Company has funded its operations through sales of common stock to private investors and borrowings from a stockholder. Management plans to obtain the funds needed to enable the Company to continue as a going concern through the private sales of common stock and sales of master licenses and manufacturing and distribution licenses. However, management cannot provide any assurance that the Company will be successful in consummating any private sales of common stock or generating sufficient sales of master and manufacturing and distribution licenses.

             The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. If the Company is unable to raise additional capital or generate sales of licenses it may be required to liquidate assets or take actions which may not be favorable to the Company in order to continue operations. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.

                       COMPOSITE AUTOMOBILE RESEARCH, LTD.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Concentration of credit risk:

             The Company maintains all of its cash balances in two financial institutions. At times, these balances exceed the Federal Deposit Insurance Corporation limitation for coverage of $100,000 thereby exposing the Company to credit risk. The Company reduces its exposure to credit risk by maintaining such deposits with high quality financial institutions.

             All revenues for the years ended June 30, 1999 and 1998 were attributable to a licensee conducting operations in Tijuana, Mexico. Operations in Tijuana, Mexico were discontinued during 1999.


Note 4 - Inventories:

            Inventories consisted of the following at June 30, 1999 and 1998:

                                                   1999             1998
                                                --------          --------
      Raw materials                             $ 23,497
      Work in process                                             $243,096
      Finished goods                             345,198
                                                --------          --------

         Totals                                 $368,695          $243,096
                                                ========          ========


Note 5 - Property and equipment, net:

             Property and equipment at June 30, 1999 and 1998 consisted of the following:

                                                                 1999           1998
                                                              ----------     ----------
      Molds                                                   $  897,420     $  897,420
      Demo equipment and vehicles                                234,702        234,702
      Machinery and equipment                                    116,612        116,612
      Office furniture and equipment                              17,164         17,164
      Leasehold improvements                                      10,614         10,614
                                                              ----------     ----------
              Totals                                           1,276,512      1,276,512

      Less accumulated depreciation and amortization             459,348        201,569
                                                              ----------     ----------
              Property and equipment, net                     $  817,164     $1,074,943
                                                              ==========     ==========


Note 6 - Lease commitments:

             The Company leases office facilities and equipment under operating leases that expire on various dates through July 2002. The office facility lease also requires the payment of the Company's pro rata share of the real estate taxes and insurance, maintenance and other operating expenses related to the facilities. Rent expense was $133,029 in 1999 and $131,382 in 1998.

                       COMPOSITE AUTOMOBILE RESEARCH, LTD.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Lease commitments (concluded):

             Future minimum rental commitments under the operating leases for years subsequent to June 30, 1999 are as follows:

                   Year Ending
                     June 30,                        Amount
                   -----------                      --------
                      2000                          $105,568
                      2001                            82,320
                      2002                             3,771
                                                    --------
                         Total                      $191,659
                                                    ========


Note 7 - Income taxes:

             As of June 30, 1999, the Company had net operating loss carryforwards available for Federal income tax purposes of approximately $6,276,000, which expire at various dates through 2019. There were no other temporary differences as of that date. Due to the uncertainties related to, among other things, the extent and timing of its future taxable income, the Company has offset the deferred tax assets attributable to the potential benefits of approximately $2,122,000 from the net operating loss carryforwards by an equivalent valuation allowance at June 30, 1999. The Company had also offset the potential benefits of approximately $616,000 from net operating loss carryforwards by an equivalent valuation allowance at June 30, 1998. As a result of the increase in the valuation allowance of $1,506,000 during 1999, no credit for income taxes is included in the accompanying 1999 consolidated statement of operations.


Note 8 - Related party transactions and balances:

             The Company had an outstanding receivable from a stockholder of $33,027 at June 30, 1999 which was unsecured, non-interest bearing and due on demand. At June 30, 1998, the Company had an outstanding payable to the same stockholder of $68,852 which was unsecured, non-interest bearing and due on demand.

             During 1999, the same stockholder advanced an additional $534,942 to the Company and the Company reduced the principal balance of the payable due to the stockholder by issuing 398,259 shares of common stock with fair market values ranging from $.56 to $1.56 per share and an aggregate fair value of $548,303, and paying $88,518 in cash. The issuance of the shares to reduce debt was a noncash transaction that is not reflected in the accompanying 1999 consolidated statement of cash flows.

             During 1998, the Company wrote-off a $200,000 note receivable and a $100,000 account receivable from a former stockholder.

             During 1999, the Company also issued common stock in payment of services performed by a stockholder (see Note 10).

                       COMPOSITE AUTOMOBILE RESEARCH, LTD.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Stock options:

             In March 1998, options to purchase 368,334 shares of common stock that had been granted to employees in 1997 expired. No other stock options have ever been granted by the Company.


Note 10- Common stock:

             During the year ended June 30, 1999, the Company sold or completed the sale of 680,418 shares of common stock at prices ranging from $.33 to $2.50 per share to private investors and received net proceeds of $748,877 (including $339,483 received as deposits in 1998). In 1998, the Company sold 950,790 shares of common stock to private investors and received net proceeds of $1,444,052.

             During the year ended June 30, 1999, the Company issued 529,250 shares of common stock at times when the market prices ranged from $.50 to $2.50 per share to consultants and other organizations for various services it received. In addition, the Company issued 137,777 shares of common stock at times when the market prices ranged from $.50 to $1.63 per share to various employees as compensation. Charges to expense attributable to consulting and other services received and to employee compensation arising from these issuances amounted to $1,051,908 and $163,624, respectively.

             During the year ended June 30, 1999, the Company also issued 795,362 shares of common stock at times when the market prices ranged from $.50 to $1.94 per share to a stockholder for services performed. Compensation expense associated with this issuance amounted to $1,048,491.

             During the year ended June 30, 1998, the Company issued 342,151 and 42,150 shares of common stock for $1.05 and $2.00, respectively, for services in accordance with various consulting agreements. The Company also issued 16,334 and 3,000 shares of common stock for $.75 and $1.05, respectively, for other services received. In addition, the Company issued 48,000 shares of common stock for $1.05 per share to various employees as bonuses.

             During 1998, the Company and a Mexican company agreed to become joint venturers in the construction of a manufacturing facility in Tecate, Mexico. During 1999, construction on this facility ceased. The Company issued 100,000 shares of common stock with a fair value of $250,000 to settle claims made by the Mexican joint venturer related to the reimbursement of costs it had incurred.

                       COMPOSITE AUTOMOBILE RESEARCH, LTD.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11- Other contingencies:

             The Company and its subsidiaries are from time to time involved in litigation as both plaintiff and defendant arising in the ordinary course of their business. In the opinion of management, the results of the pending litigation should not have a material adverse effect on the Company's consolidated financial position or results of operations.



                                      * * *