Form 10QSB
period 1999-09-30
COMPOSITE AUTOMOBILE RESEARCH LTD
filed 1999-11-19
CIK 1028130

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                      For Quarter ended September 30, 1999
                         Commission File Number 0-23693

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

        As of September 30, 1999, the registrant had 7,868,112 shares of common stock, no stated par value, issued and outstanding.

               COMPOSITE AUTOMOBILE RESEARCH, LTD. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                  SEPTEMBER 30,
                                   (UNAUDITED)


                                                                             1999                1998
                                                                          ===========         ===========
                                     ASSETS

CURRENT ASSETS

     Cash ........................................................        $    21,831         $    11,630
     Accounts receivable .........................................            223,790              36,459
     Inventory ...................................................            224,176             306,958
     Prepaid expenses and other ..................................            131,250               1,325
                                                                          -----------         -----------
     TOTAL CURRENT ASSETS ........................................            601,047             356,372
                                                                          -----------         -----------
PROPERTY AND EQUIPMENT, net of accumulated depreciation of
     $ 567,850 and $307,215, respectively ........................            710,483           1,850,784
OTHER ASSETS

     Note receivable - former stockholder ........................                  -                   -
     Prepaid consulting ..........................................                  -                   -
     Due from affiliate ..........................................              3,000               7,435
     Other .......................................................              6,439              30,518
                                                                          -----------         -----------
     TOTAL OTHER ASSETS ..........................................              9,439              37,953
                                                                          -----------         -----------
     TOTAL ASSETS ................................................        $ 1,320,969         $ 2,245,109
                                                                          ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable ............................................        $   134,041         $    51,680
     Accrued liabilities .........................................             47,737              13,267
     Accrued management fees-related party........................                                 70,000
     Advances from related parties ...............................             43,423              68,852
     Stock subscriptions .........................................             85,000              63,000
                                                                          -----------         -----------
     TOTAL CURRENT LIABILITIES ...................................            310,201             266,799
DEFERRED LICENSE FEES ............................................             40,000              10,000
                                                                          -----------         -----------
     TOTAL LIABILITIES ...........................................            350,201             276,799
                                                                          -----------         -----------
COMMITMENTS

STOCKHOLDERS' EQUITY

     Common stock, no par value, unlimited shares authorized,
        7,868,112 and 5,738,037 shares issued and outstanding,
        respectively .............................................          8,001,905           5,325,236
     Accumulated deficit .........................................         (7,031,137)         (3,356,926)
                                                                          -----------         -----------
     TOTAL STOCKHOLDERS' EQUITY ..................................            970,768           1,968,310
                                                                          -----------         -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................        $ 1,320,969         $ 2,245,109
                                                                          ===========         ===========


           See accompanying notes to consolidated financial statements

               COMPOSITE AUTOMOBILE RESEARCH, LTD. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                    Three Months Ended
                                                                       September 30,
                                                                -------------------------------
                                                                    1999                1998
                                                                -----------         -----------
Revenue:

     Sales - products ..................................        $   242,078         $    36,047
     Sales - license fees ..............................            112,000              96,250
                                                                -----------         -----------
     Total revenue .....................................            354,078             132,297

Cost of goods sold:

     Production costs ..................................            160,358              44,618
     Factory set up costs ..............................                                 15,524
                                                                -----------         -----------
     Total cost of goods sold ..........................            160,358              60,142
                                                                -----------         -----------
Gross profit ...........................................            193,720              72,155

Operating expenses:

     Selling, general and administrative expenses ......            357,063             418,395
     Depreciation & amortization .......................            108,501             105,646
                                                                -----------         -----------
     Total operating expenses ..........................            465,564             524,041
                                                                -----------         -----------
Loss from operations ...................................           (271,844)           (451,886)
Other income (expenses):
     Interest expense ..................................                                   (135)
     Interest income ...................................                  4                  19
     Other (expense) income ............................                                    (64)
                                                                -----------         -----------
     Total other (expenses) income .....................                  4                (180)
                                                                -----------         -----------
Loss before income taxes ...............................           (271,840)           (452,066)
                                                                ===========         ===========

     Income taxes ......................................                  -                   -

Net loss ...............................................           (271,840)           (452,066)
                                                                ===========         ===========

Loss per share .........................................        $     (0.04)        $     (0.09)
                                                                ===========         ===========

Weighted average number of shares outstanding ..........          7,536,049           5,227,195


           See accompanying notes to consolidated financial statements

               COMPOSITE AUTOMOBILE RESEARCH, LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                               THREE MONTHS END
                                                                                                SEPTEMBER 30,
                                                                                          ---------------------------
                                                                                             1999              1998
                                                                                          ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss ....................................................................        $(271,840)        $(452,066)
     Adjustments to reconcile net loss to net cash used
         in operating activities:

               Depreciation ......................................................          108,501           105,646
               Loss on sale of equipment .........................................                             27,504
               Common stock issued for services ..................................          154,298           209,349
     Changes in assets and liabilities:

               Increase in accounts receivable ...................................         (223,790)          (36,459)
               (Decrease) increase in inventory ..................................          144,519           (63,862)
               Decrease in related party receivable ..............................           33,027
               Increase in prepaid expenses & others .............................         (134,253)           (7,435)
               Increase in note receivable-former stockholder ....................                               (530)
               Increase (decrease) in accounts payable ...........................           10,655           (38,059)
               Increase (decrease) in accounts payable - related party ...........           43,423            (5,000)
               Increase (decrease) in stock subscriptions ........................           85,000          (276,483)
               (Decrease) increase in accrued liabilities ........................          (41,516)            3,620
               Decrease in deferred license fees .................................          (52,985)          (21,250)
                                                                                          ---------         ---------
NET CASH USED IN OPERATING ACTIVITIES ............................................         (144,961)         (555,025)
                                                                                          ---------         ---------

CASH FLOW FROM INVESTING ACTIVITIES

     Purchase of property and equipment ..........................................           (1,820)          (18,991)
                                                                                          ---------         ---------
NET CASH USED IN INVESTING ACTIVITIES ............................................           (1,820)          (18,991)
                                                                                          ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from issuance of common stock ......................................          150,000           276,483
     Proceeds from stock subscriptions ...........................................                             63,000
                                                                                          ---------         ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES ........................................          150,000           339,483
                                                                                          ---------         ---------

NET DECREASE IN CASH .............................................................            3,219          (234,533)

CASH AT BEGINNING OF PERIOD ......................................................           18,612           246,163
                                                                                          ---------         ---------

CASH AT END OF PERIOD ............................................................        $  21,831         $  11,630
                                                                                          =========         =========

NON-CASH FINANCING ACTIVITIES

Common stock issued for equipment ................................................                          $ 890,000


           See accompanying notes to consolidated financial statements

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        General

        In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of only normal recurring transactions) necessary to present fairly the Company's consolidated financial position as of September 30, 1999 and 1998, the results of operations for the three month periods ended September 30, 1999 and 1998 and of cash flows for the three month periods ended September 30, 1999 and 1998.

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

        Cash and Equivalents

        For purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 1999 and September 30, 1998.

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

        Net Loss Per Share

        Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No. 128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of September 30, 1999 and 1998, the Company had stock options outstanding, each convertible into one share of common stock. The stock options were not included in the computation of diluted earnings per share for any periods presented due to their anti-dilutive effects based on net loss reported each period. Accordingly, basic and fully diluted loss per share is the same for all periods presented.

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

NOTE 2. INVENTORY:

        Inventory as of September 30, 1999 and 1998 is comprised of the following:


                                  1999            1998
                                 ========        ========
Stocked inventory .......        $ 23,602        $      -
Work in process .........           5,376         306,958
Finished goods ..........         195,198               -
                                 --------        --------
                                 $224,176        $306,958
                                 ========        ========


NOTE 3. PROPERTY AND EQUIPMENT:

        Property and equipment as of September 30, 1999 and 1998 is summarized as follows:


                                                              1999                1998
                                                          -----------         -----------
Molds ............................................        $   897,419         $ 1,785,685
Demo equipment and vehicles ......................            234,701             234,702
Machinery and equipment ..........................            118,434             109,834
Office furniture and equipment ...................             17,164              17,164
Leasehold improvements ...........................             10,615              10,614
                                                          -----------         -----------
         Total ...................................          1,278,333           2,157,999

Less accumulated depreciation and amortization ...           (567,850)           (307,215)
                                                          -----------         -----------

Property and equipment, net ......................        $   710,483         $ 1,850,784
                                                          ===========         ===========


NOTE 4. RELATED PARTY TRANSACTIONS:

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

        Advances

        Advances from related parties at September 30, 1999 and 1998 consist of amounts loaned to the Company by stockholders. Advances are non-interest bearing, unsecured, and due on demand.

NOTE 5. DEFERRED LICENSE FEES:

        Deferred license fees as of September 30, 1999 consists of deposits received from a Manufacturing and Distribution License agreement with an unrelated party Global Industries Incorporated in Nevada.

NOTE 6. COMMITMENTS:

        The Company leases its office facilities and office equipment under operating leases that expires in July 2002. The office facilities operating lease provides that the Company pay, in addition to the base rent, 83% of common area operating expenses as determined by a prorated share of total square footage of the building. The agreement generally requires the payment of utilities, real estate taxes, insurance and repairs. Rent expense amounted to $34,265 and $34,250 for the three months ended September 30, 1999 and 1998, respectively. Future minimum lease payments due under these operating leases are as follows:


Year ending September 30, 1999
2000                             $ 107,856
2001                               107,856
2002                                89,880
                                 ---------
Total                            $ 305,592
                                 =========


NOTE 7. COMMON STOCK TRANSACTIONS:

        Stock for Services

        For the three months ended September 30, 1999, the Company issued 145,500 shares of common stock ranging from $1.05 to $1.13 per share for the total value of $154,298 to various consultants for their services. Of the total value issued, $131,250 was recorded as prepaid expense since the project has not been completed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

        The Company's net sales were $354,078 during the quarter ended September 30, 1999, an increase of 167.6% from its net sales of $132,297 during the quarter ended September 30, 1998. Revenue from both years were consisted of manufacturing and license sales.

        The Company sustained a net loss of $271,840 for the period ended September 30, 1999 compared to net loss of $452,066 for the period ended September 30, 1998. A decrease of 39.87% in net loss were due to the increase in revenue and the decrease in selling and general expenses for the quarter ended September 30, 1999.

        Selling and general expenses for the quarter ended September 30, 1999 were $357,063 compared to selling and general expenses of $418,395 for the quarter ended September 30, 1998. The decreased selling and general expense for the quarter ended September 30, 1999 were primarily due to the decrease in common stock issued for services.

Liquidity and Capital Resources:

        The Company's working capital at September 30, 1999 was $290,846 as compared to a working capital of $89,573 at September 30, 1998. During the quarter ended September 30, 1999, the Company funded its operating losses with advances from a related party, by selling shares of its common stock to various investors and issuing common stock for services.

        As of September 30, 1999, the Company does not have any available credit, bank financing or other external sources of liquidity. Due to its historical operating losses, the Company's operations have not been a source of liquidity. In order to obtain capital, the Company may need to sell additional shares of its common stock or borrow funds from private lenders and/or related parties. During the next twelve months, the Company expects to suffer losses, in which case the Company will need to obtain additional sources of capital in order to continue operations. There can be no assurance, however, that the Company will be successful in obtaining additional funding.

Year 2000 Issues

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

        As of September 30, 1999, the Company has upgraded its accounting system to resolve the year 2000 issues. The Company has requested that its major independent suppliers and support providers confirm that they will be Year 2000 compliant.

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

                                        COMPOSITE AUTOMOBILE RESEARCH, LTD

Date:   November 18, 1999               /s/    Lyle Wardrop
        -----------------               ---------------------------
                                        Lyle Wardrop
                                        President and Chief Executive Officer

                                 EXHIBIT INDEX

Exhibit
Number                            Description
------                            -----------


27                          Financial Data Schedule