Form 10QSB
period 1999-12-31
COMPOSITE AUTOMOBILE RESEARCH LTD
filed 2000-02-18
CIK 1028130

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                       For Quarter ended December 31, 1999
                         Commission File Number 0-23693

                       COMPOSITE AUTOMOBILE RESEARCH, LTD.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Alberta, B.C.                               93-1202663
       -----------------                            --------------
    (State of Incorporation)              (I.R.S. Employer Identification No.)

                  635 Front Street, El Cajon, California 92020
      ---------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (619) 444-7254
                               ------------------
              (Registrant's telephone number, including area code)


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

As of December 31, 1999, the registrant had 10,452,912 shares of common stock, no stated par value, issued and outstanding.

PART 1 FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

               COMPOSITE AUTOMOBILE RESEARCH, LTD. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED


                                       December 31      December 31
                                          1999             1998
ASSETS

CURRENT ASSETS

     CASH                                   9,377            2,260
     ACCOUNTS RECEIVABLE                  287,594           39,209
     INVENTORY                            225,696          306,958
     PREPAID EXPENSES AND OTHER           134,250              690

TOTAL CURRENT ASSETS                      656,917          349,117

FIXED ASSETS

     PROPERTY AND EQUIPMENT             1,278,333        2,172,999
     LESS DEPRECIATION                   -676,351         -415,467
                                        --------------------------

NET FIXED ASSETS                          601,982        1,757,532

OTHER ASSETS

     DUE FROM AFFILIATE - MEXICO                0            7,435
     OTHER                                  6,438           32,088

                                        --------------------------
TOTAL OTHER ASSETS                          6,438           39,523


                                        --------------------------
TOTAL ASSETS                            1,265,337        2,146,172
                                        ==========================



                        SEE NOTES TO FINANCIAL STATEMENTS

               COMPOSITE AUTOMOBILE RESEARCH, LTD. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                                  December 31      December 31
                                                     1999             1998
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     ACCOUNTS PAYABLE                                 94,678           83,488
     ACCRUED LIABILITIES                              41,178           13,267
     ADVANCES FROM RELATED PARTIES                    75,734          176,833
     DEPOSITS FOR STOCK                              105,060                0
     STOCK SUBSCRIPTIONS                                   0           13,000
                                                  ---------------------------

TOTAL CURRENT LIABILITIES                            316,650          286,588

LONG TERM LIABILITIES

     DEFERRED LICENSE FEE                             40,000           40,000

                                                  ---------------------------
TOTAL LONG TERM LIABILITIES                           40,000           40,000

                                                  ---------------------------
TOTAL LIABILITIES                                    356,650          326,588

STOCKHOLDERS' EQUITY

     COMMON STOCK - NO PAR VALUE,                  8,466,657        5,534,055
     UNLIMITED SHARES AUTHORIZED,
     10,452,912 AND 6,033,137 SHARES ISSUED
     AND OUTSTANDING, RESPECTIVELY

     BEGINNING RETAINED DEFICIT                   -6,759,297       -2,904,860
     NET INCOME (LOSS)                              -798,673         -809,611

     ENDING RETAINED DEFICIT                      -7,557,970       -3,714,471

                                                  ---------------------------
TOTAL STOCKHOLDERS' EQUITY                           908,687        1,819,584

                                                  ---------------------------
TOTAL LIAB & STOCKHOLDERS' EQUITY                  1,265,337        2,146,172
                                                  ===========================



                        SEE NOTES TO FINANCIAL STATEMENTS

               COMPOSITE AUTOMOBILE RESEARCH, LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                   Six Months Ended   Six Months Ended
                                                      December 31        December 31
                                                         1999               1998
REVENUE

  SALES - PRODUCTS                                        614,078             36,047
  SALES - LICENSE FEES                                    112,000             96,250
                                                      ------------------------------

TOTAL REVENUE                                             726,078            132,297

COST OF GOODS SOLD

  PRODUCTION COSTS                                        165,558             76,422
  FACTORY SET UP COSTS                                          0             15,524
                                                      ------------------------------

TOTAL COST OF GOODS SOLD                                  165,558             91,946

GROSS PROFIT (LOSS)                                       560,520             40,351

OPERATING EXPENSES

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          1,142,214            580,001
  DEPRECIATION AND AMORTIZATION                           217,002            213,898

                                                      ------------------------------
TOTAL OPERATING EXPENSES                                1,359,216            793,899


                                                      ------------------------------
INCOME (LOSS) FROM OPERATIONS                            -798,696           -753,548

OTHER INCOME & EXPENSE

     INTEREST EXPENSE                                           0             -1,737
     INTEREST INCOME                                            4                 38
     OTHER  (EXPENSE) INCOME                                   19            -54,364
                                                      ------------------------------

TOTAL OTHER INCOME & EXPENSE                                   23            -56,063

INCOME (LOSS) BEFORE TAXES                               -798,673           -809,611

PROVISION FOR TAXES                                             0                  0

                                                      ------------------------------
NET INCOME (LOSS)                                        -798,673           -809,611
                                                      ==============================

LOSS PER SHARE                                              -0.03              -0.14
                                                      ==============================

Weighted average number of shares outstanding          10,452,912          5,597,480
                                                      ==============================

                        SEE NOTES TO FINANCIAL STATEMENTS

                       COMPOSITE AUTOMOBILE RESEARCH, LTD.
                            STATEMENTS OF CASH FLOWS
                          SIX MONTHS ENDED DECEMBER 31

                                                                         1999            1998
CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME (LOSS)                                                      -798,673        -809,611

ADJ TO RECONCILE NET INCOME (LOSS) TO NET
    CASH USED IN OPERATING ACTIVITIES:

      DEPRECIATION & AMORTIZATION                                       217,002         213,898
      LOSS ON SALE OF EQUIPMENT                                               0          27,504
      COMMON STOCK ISSUED FOR SERVICES                                  482,650         263,649
      COMMON STOCK ISSUED FOR EQUIPMENT                                       0         890,000
CHANGES IN ASSETS AND LIABILITIES:
      (INCREASE) DECREASE IN ACCOUNTS RECEIVABLE                       -287,594         -39,209
      (INCREASE) DECREASE IN INVENTORY                                  142,999         -63,862
      (INCREASE) DECREASE IN PREPAID CONSULTING                        -131,250          -7,435
      (INCREASE) DECREASE IN PREPAID OTHERS                                   0          -1,465
      (INCREASE) DECREASE IN OTHER RECEIVABLES                           -3,000
      (INCREASE) DECREASE IN RELATED PARTY RECEIVABLES                   33,027         107,981
      (INCREASE) DECREASE IN ACCRUED MANAGEMENT FEES                          0         -70,000
      (INCREASE) DECREASE IN DEPOSITS                                        -2
      INCREASE (DECREASE) IN ACCOUNTS PAYABLE                           -28,708          -6,251
      INCREASE (DECREASE) IN ACCOUNTS PAYABLE - RELATED PARTIES               0          -5,000
      INCREASE (DECREASE) IN STOCK SUBSCRIPTIONS                              0        -326,483
      INCREASE (DECREASE) IN ACCRUED LIABILITIES                        -48,074           3,620
      INCREASE (DECREASE) IN DEFERRED LICENSE FEES                      -52,985           8,750

                                                                       ------------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES                               -474,608         186,086


CASH FLOWS FROM INVESTING ACTIVITIES:
      COMMON STOCK ISSUED FOR EQUIPMENT                                       0        -890,000
      PURCHASE OF PROPERTY AND EQUIPMENT                                 -1,821         -33,991

                                                                       ------------------------
                                                                         -1,821        -923,991

CASH FLOWS FROM FINANCING ACTIVITIES:


  PROCEEDS FROM ISSUANCE OF COMMON STOCK                                286,400         368,502
  PROCEEDS FROM STOCK SUBSCRIPTIONS                                     105,060          63,000
  INCREASE (DECREASE) IN NOTES PAYABLE                                   75,734          62,500

                                                                       ------------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                                467,194         494,002


NET INCREASE (DECREASE) IN CASH                                          -9,235        -243,903

CASH AT BEGINNING OF PERIOD                                              18,612         246,163

CASH AT END OF PERIOD                                                     9,377           2,260



                        SEE NOTES TO FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS


1. Management's Opinion

In the opinion of management, the accompanying financial statements contain all adjustments necessary to present fairly the financial position of the company as of December 31, 1999 and 1998, and the results of operations for the six months ended December 31, 1999 and 1998 and changes in cash for the six months ended December 31, 1999 and 1998.


2. Interim Reporting

The results of operations for the six months ended December 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the remainder of the year.


3. Organization and Summary of Significant Accounting Policies:

Organization and Nature of Operations

The Company was incorporated in the Province of Alberta, Canada in January, 1996 pursuant to the Alberta Business Corporations Act. The Company was incorporated to facilitate an initial public offering in order to provide funding for a new motor vehicle prototype.

The Company, through its wholly owned subsidiary, World Transport Authority, Inc. ("WTA"), is in the business of designing vehicles and selling licenses to others to produce these vehicles in markets around the world.

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


4. Basis of Consolidation

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

5. Basis of Accounting

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


6. Cash and equivalents

For purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 1999 and 1998.


7. Inventory

The inventory is valued at the lower of cost or market. Cost is determined under the first-in, first- out (FIFO) method.


8. Property and Equipment

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


9. Stock Options

The Company adopted a method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123 (SFAS No. 123) which allows for two methods of valuing stock-based compensation. The first method allows for the continuing application of Accounting Principles Board Opinion No. 25 (APB No. 25) in measuring stock- based compensation, while complying with the disclosure requirements to value stock compensation and record as such within the financial statements. The Company will continue to apply APB No. 25, while complying with SFAS No. 123 disclosure requirements.

10. Revenue Recognition

The Company offers two types of licenses to manufacture vehicles: a Manufacturing and Distribution License and a Master License. The Manufacturing and Distribution License requires the Company to supply manufacturing facilities, including all components necessary to manufacture vehicles. Revenues from the sale of a master license are recognized when the master license holder has paid its license fee to the Company and performed marketing services sufficient to sell at least one manufacturing and distribution license.

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


11. Net Loss per Share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No. 128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of December 31, 1999 and 1998, the Company had stock options outstanding, each convertible into one share of common stock. The stock options were not included in the computation of diluted earnings per share for any periods presented due to their anti-dilutive effects based on net loss reported each period. Accordingly, basic and fully diluted loss per share is the same for all periods presented.


12. Income Taxes

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

Material changes in financial condition:

As of December 31, 1999 the Company had $9,377 cash on hand and in the bank. The primary sources of cash and financing for the Company for the six months then ended were $391,400 from sales of common stock and deposits for the purchase of common stock, and $75,700 from loans. The primary uses of cash during that period were $474,600 to finance the Company's operations and $1,800 to purchase fixed assets. The Company currently maintains a positive cash balance through sales of common stock.

Material changes in the results of operations:

The Company's net sales were $726,078 during the six months ended December 31, 1999, an increase of 448.8% from its net sales of $132,297 during the six months ended December 31, 1998. Revenue from both years consisted of manufacturing and license sales.

The Company sustained a net loss of $798,673 for the six months ended December 31, 1999 compared to net loss of $809,611 for the six months ended December 31, 1998. A decrease of 1.35% in net loss was primarily due to the increase in revenue and decreases in both cost of goods sold and other expense.


PART II     OTHER INFORMATION

ITEM 1 Legal Proceedings

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

In July 1999, the Company filed suit against B.A.T. in the Superior Court of San Diego, California for not honoring the terms of the settlement agreement dated April 1, 1999. The Company acquired a $100,000 judgement against B.A.T.

ITEMS 2-4:     Not applicable

ITEM 5:        Information required in lieu of Form 8-K:  None

ITEM 6:        Exhibits and Reports on 8-K:

                      a)  Exhibit # 27.1, "Financial Data Schedule"

                      b) No reports on Form 8-K were filed during the fiscal quarter ended December 31, 1999



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        COMPOSITE AUTOMOBILE RESEARCH, LTD.



        Date:  February 17, 2000        /s/ LYLE WARDROP
                                        ----------------------------------------
                                        Lyle Wardrop,
                                        President, Director