Form 10QSB
period 2000-03-31
COMPOSITE AUTOMOBILE RESEARCH LTD
filed 2000-05-15
CIK 1028130

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934


                        For Quarter ended March 31, 2000
                         Commission File Number 0-23693



   --------------------------------------------------------------------------


                       COMPOSITE AUTOMOBILE RESEARCH, LTD.
             (Exact name of registrant as specified in its charter)


        Alberta, BC                                           93-1202663
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                                635 Front Street
                           El Cajon, California 92020
--------------------------------------------------------------------------------
                       (Address of Principal Executive Offices)

               (619) 444-7254                     Fax: (619) 444-9026
               ------------------------------------------------------
          (Registrant's telephone and fax number, including area code)

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

        As of March 31, 2000, the registrant had 13,082,054 shares of common stock, no stated par value, issued and outstanding.

               COMPOSITE AUTOMOBILE RESEARCH, LTD. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2000
                                   (UNAUDITED)


ASSETS

CURRENT ASSETS
     Cash                                                             $   30,054
     Accounts receivable                                                 262,785
     Inventory                                                            55,711
     Prepaid expenses and other current assets                           137,688

                                                                      ----------
TOTAL CURRENT ASSETS                                                     486,238

FIXED ASSETS
     PROPERTY AND EQUIPMENT                                            1,278,649
        LESS DEPRECIATION                                                784,852
                                                                      ----------
                                                                         493,797

OTHER ASSETS
      Due from affiliates                                                  5,000
      Other
                                                                      ----------
TOTAL OTHER ASSETS                                                         5,000

                                                                      ----------
TOTAL ASSETS                                                          $  985,035
                                                                      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       2000
                                                                    -----------
CURRENT LIABILITIES
     Accounts payable                                               $    92,617
     Accrued liabilities                                                 21,592
     Advances from related party                                         43,093
     Deposits for purchases of common stock                              27,603
                                                                    -----------
TOTAL CURRENT LIABILITIES                                               184,905

LONG TERM LIABILITIES
        DEFERRED LICENSE FEES                                            40,000

                                                                    -----------
TOTAL LONG TERM LIABILITIES                                              40,000
                                                                    -----------

TOTAL LIABILITIES                                                       224,905
                                                                    -----------
COMMITMENTS

STOCKHOLDERS' EQUITY
     COMMON STOCK, no par value,
     unlimited shares authorized,
     13,082,054 shares issued and
     outstanding                                                      8,992,132



     ACCUMULATED DEFICIT                                             (8,232,002)
                                                                    -----------
TOTAL STOCKHOLDERS' EQUITY                                              760,130
                                                                    -----------

TOTAL LIAB. AND STOCKHOLDERS' EQUITY                                $   985,035
                                                                    ===========


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               COMPOSITE AUTOMOBILE RESEARCH, LTD. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                     Three Months Ended                     Nine Months Ended
                                          March 31,                             March 31,
                               ---------------------------------------------------------------------
                                   2000               1999               2000               1999
                               ---------------------------------------------------------------------
Revenue:
  Sale of products             $      3,851                          $    617,929       $     26,248
  License fees                            0                               112,000             96,250
                               ------------                          ------------       ------------
  Total revenue                       3,851                               729,929            122,498

Cost of goods sold -
  Production costs                  167,342                               332,900             22,960
                               ------------                          ------------       ------------
Gross profit (loss)                (163,491)                              397,029             99,538
                               ------------                          ------------       ------------

Operating expenses:
 Selling, general and
  administrative expenses           419,516       $    764,695          1,544,231          2,576,927
 Depreciation
  and amortization                  108,501             63,486            325,503            190,458
                               ------------       ------------       ------------       ------------
Total operating expenses            528,017            828,181          1,869,734          2,767,385
                               ------------       ------------       ------------       ------------
Loss from operations               (691,508)          (828,181)        (1,472,705)        (2,667,847)
                               ------------       ------------       ------------       ------------

Net loss                       $   (691,508)      $   (828,181)      $ (1,472,705)      $ (2,667,847)
                               =====================================================================

Basic net loss per share       $      (0.06)      $      (0.13)      $      (0.26)      $      (0.45)
                               =====================================================================
Weighted average number
of shares outstanding            11,734,333          6,554,614          5,704,588          5,914,205
                               =====================================================================


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               COMPOSITE AUTOMOBILE RESEARCH, LTD. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                           NINE MONTHS ENDED
                                                               MARCH 31,
                                                     -----------------------------
                                                        2000              1999
                                                     -----------       -----------
Operating activities:
Net loss                                             $(1,472,705)      $(2,667,847)
Adjustments to reconcile net
  loss to net cash used
  in operating activities:
        Depreciation                                     325,503           190,458
        Common stock issued for services                 851,199         1,827,374
Changes in operating assets and liabilities:
   Accounts receivable                                  (262,785)          (57,770)
   Inventory                                             312,986           (63,862)
   Prepaid expenses and other assets                    (103,225)           (8,380)
   Accounts payable                                      (30,768)          (63,828)
   Accrued liabilities                                   (83,635)           13,129
   Deferred license fees                                 (52,985)            8,750
                                                     -----------       -----------
      Net cash used in operating activities             (516,415)         (821,976)
                                                     -----------       -----------
Investing activities - purchases
     of property and equipment                            (2,138)
                                                     -----------       -----------
Financing activities:
   Proceeds from sales of common stock                   312,800           373,893
   Deposits related to sale of common stock               27,603
   Advance from related party                            189,592           285,278
   Payments of advances from related party                                 (72,264)
                                                     -----------       -----------
      Net cash provided by financing activities          529,995           586,907
                                                     -----------       -----------
Net increase (decrease) in cash                           11,442          (235,069)

Cash at beginning of year                                 18,612           246,163
                                                     -----------       -----------

Cash at end of year                                  $    30,054       $    11,094
                                                     =============================


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      Interim Reporting

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring transactions) necessary to present fairly the financial position of Composite Automobile Research, Ltd. and its subsidiary (the "Company") as of March 31, 2000 and their results of operations for the three months and nine months ended March 31, 2000 and 1999 and cash flows of the nine months ended March 31, 2000 and 1999.

Pursuant to the rules and regulations of the Securities and Exchange Commission, (the "SEC") certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company as of June 30, 1999 and for the years ended June 30, 1999 and 1998 included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999 that was previously filed with the SEC.

Results for the quarter ended and nine months ended March 31, 2000 are not indicative of the results to be obtained for the full year.

2.      Organization and Summary of Significant Accounting Policies

Organization and Nature of Operations

In January 1996, Composite Automobile Research, Ltd. was incorporated pursuant to the Alberta Business Corporations Act. The Company was incorporated to facilitate an initial public offering in order to provide funding for a new motor vehicle prototype.

The Company, through its wholly owned subsidiary World Transport Authority, Inc. ("WTA"), is in the business of designing and licensing turn-key automobile manufacturing facilities to developing nations and supplying licenses with all components necessary to manufacture vehicles.

The Company sells a Master License for each predetermined geographic region or each country depending on the estimated vehicle sales in each market. The price for this Master License varies depending upon the population of the geographic region or country served. The Master Licensee is responsible for selling Manufacturing and Distribution Licenses for individual factories throughout their country or region. The Master Licensee provides all support for each factory, including training and marketing, utilizing local customs and language.


3.      Related party transactions:

The Company has an outstanding stockholder's loan of $43,093 on March 31, 2000, which is unsecured, non-interest bearing and due on demand.

4.      Inventory:

Inventory as of March 31, 2000 is comprised of the following:

Raw materials           $ 23,603
Work in process            4,309
Finished goods            27,799
                        --------
                        $ 55,711
                        ========

5.      Common Stock Transactions:

        Stock issued for services:

During the nine months ended March 31, 2000, the Company issued 3,450,967 shares of common stock to various independent contractors for services rendered and to be provided. The stock was issued at market value which varied from $.15 per share to $1.09 per share. Compensation expense associated with this issuance was equal to $838,149.

Additionally, employees of the Company have been issued 47,000 shares of stock at a value ranging from $.15 per share to $.35 per share. Compensation expense associated with this issuance was equal to $13,050.

        Stock issued to related party to reduce loan balance:

For the nine months ended March 31, 2000, the Company issued 641,666 shares of common stock at market prices ranging from $.15 to $.30 to reduce stockholder's loan by $130,500.

        Sale of stock:

For the nine months ended March 31, 2000, the Company issued 848,289 shares of common stock at market prices ranging from $.15 to $1.20 to new stockholders of the Company, in exchange for $312,800.


PART 1  FINANCIAL INFORMATION

ITEM 2: Management's Discussion and Analysis of financial condition and results of operations.

Material changes in financial condition:

As of March 31, 2000 the Company had $30,054 cash on hand and in the bank. The primary sources of cash and financing for the Company for the nine months then ended were $340,403 from sales of common stock and deposits for the purchase of common stock, and $59,092 from shareholder loans. The primary uses of cash during that period were $516,415 to finance the Company's operations and $2,138 to purchase fixed assets. The Company currently maintains a positive cash balance through sales of common stock.

Material changes in the results of operations:

The Company's net sales were $729,929 during the nine months ended March 31, 2000, an increase of 495.9% from its net sales of $122,498 during the nine months ended March 31, 1999. Revenue from both years consisted of manufacturing and license sales.

The Company sustained a net loss of $1,472,705 for the nine months ended March 31, 2000 compared to net loss of $2,667,847 for the nine months ended March 31, 1999. A decrease of 44.8% in net loss was primarily due to the decrease in other expenses, especially professional compensation, and an increase in sales.

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

In July 1999, the Company filed suit against B.A.T. in the Superior Court of San Diego, California for not honoring the terms of the settlement agreement dated April 1, 1999. The Company acquired a $100,000 judgement against B.A.T. Effective April 15, 2000, payments on this settlement amount are to begin at $1,500 per month.

The BAT settlement of $100,000 has not yet been recorded as a receivable due to the uncertainties regarding collection.

ITEMS 2-4: Not applicable

ITEM 5: Information required in lieu of Form 8-K:

A Master License Agreement was signed on March 28, 2000 between WTA and Greenvolt, Inc. covering the country of Costa Rica. WTA received seven million (7,000,000) common shares of Greenvolt Inc., in exchange for the Master License Agreement.

This contract also grants to Greenvolt, for a period of 18 months, an option to expand the license for Costa Rica to include the countries of Nicaragua, Honduras, Guatemala, San Salvador, as well as Belize. The Option terms require Greenvolt Inc. to pay to WTA Five Hundred Thousand Dollars ($500,000) cash when the option is exercised to expand into the above-mentioned countries.

ITEM 6: Exhibits and Reports on 8-K:

                      a)     Exhibit # 27.1, "Financial Data Schedule"

                      b) No reports on Form 8-K were filed during the fiscal quarter ended March 31, 2000.



                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COMPOSITE AUTOMOBILE RESEARCH, LTD.



        Date:  May 12, 2000              /s/ LYLE WARDROP
                                        ----------------------------------------
                                        Lyle Wardrop,
                                        President, Director