Form 10KSB40
period 2000-06-30
WORLD TRANSPORT AUTHORITY INC
filed 2000-09-28
CIK 1028130

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                   Annual Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                          For Year ended June 30, 2000
                         Commission File Number 0-23693

                         WORLD TRANSPORT AUTHORITY, INC.
                 (Formerly COMPOSITE AUTOMOBILE RESEARCH, LTD.)
             (Exact name of registrant as specified in its charter)


                  Alberta, BC                  93-1202663
           (State of Incorporation) (IRS Employer Identification No.)

                  635 Front Street, El Cajon, California 92020
               (Address of Principal Executive Offices) (Zip Code)

                        (619) 387-8888 FAX (619) 444-9026
          (Registrant's telephone and fax number, including area code)


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

                   Yes [X]                        No [ ]

The issuer's revenues for the year ended June 30, 2000 were $676,290.

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2000, based on the market was $20,550,792. As of June 30, 2000, the registrant had 54,014,780 shares of common stock, no stated par value, issued and outstanding.

ITEM 1 BUSINESS

FORWARD LOOKING STATEMENTS

        In addition to historical information, this Annual Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to; those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed by the Company in fiscal year 2001.

HISTORY

        World Transport Authority, Inc. (formerly Composite Automobile Research, Ltd.) (the "Company") was incorporated in the Province of Alberta, Canada in January 1996 pursuant to the Alberta Business Corporations Act. The Company was incorporated to facilitate an initial public offering in order to provide funding for a new motor vehicle prototype.

        The Company, through its wholly owned subsidiary, World Transport Authority, Inc. ("WTA"), a Nevada corporation, is in the business of designing vehicles, and selling licenses to others to produce these vehicles in markets around the world.

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

        Generally, a master license holder is required to pay its master license fee by remitting a specified percentage of each manufacturing and distribution license fee to the Company. As a result of the uncertainties related to the realization of such fees, revenues from the sale of a master license are recognized when the Company receives the specified percentage payment from the master license holder upon the sale of a manufacturing and distribution license, and the Company has provided substantially all of the factory components and training sufficient to enable the licensee to begin vehicle production.

        Sales of manufactured vehicle components are recognized upon shipment of the components. Royalty payments based on the production and/or sale of vehicles will be recognized when earned. Revenues from sales of licenses to build and sell manufacturing plants will be recognized upon completion and shipment of the manufacturing plants by the licensee.

        The Company, through its wholly owned subsidiary, World Star Logistics, Inc. (WSL), generates revenue from the sales of manufactured vehicle components. WSL was incorporated in the state of Nevada and began operations in May 2000. WSL recognizes component revenue upon shipment of the components.

        In addition, the Company may receive royalty payments on the production and/or sale of vehicles. The Company will recognize such revenue when earned.

        The Company has executed an agreement with CBN World Star, Inc. ("CBN"), which grants to CBN the license to build and sell manufacturing plants on behalf of WTA for the manufacture of the WorldStar product line. The agreement limits CBN's right to produce factories to license holders within their Area of Exclusivity. Revenue associated with license sales will be recognized upon completion and shipment of manufacturing plants by the licensee.

MASTER LICENSE AND MANUFACTURING & DISTRIBUTION LICENSES

PHILIPPINES:

        An amended Master License Agreement was executed September 15, 2000 between WTA and CBN World Star, Inc. The agreement established the cost of the Master License for the region of the Philippines at two million US dollars ($2,000,000). The agreement sets incremental payments for the license fee, with $112,000 paid upon the execution of each manufacturing and distribution license. This agreement established the Republic of the Philippines as an exclusive area.

        The amended agreement also granted to CBN World Star, Inc. the right to build factories for other Master Licensees, on behalf of WTA. The terms state that CBN's area of exclusive responsibility for this right is defined as: 80 degrees East Longitude, 150 degrees East Longitude, 30 degrees North Latitude and 30 degrees South Latitude. The cost of this license is $500,000 with incremental payments of $15,000 per factory sold, until paid in full.

        The agreement obligates the Master License Holder to establish the first factory in their region. This facility is a showcase used as a tool for selling manufacturing and distribution licenses. Additionally, the facility is used for the training of licensees. The factory has no required sales quotas.

        In September 1999 a Standard Manufacturing and Distribution License Agreement was executed between WTA and CBN World Star, Inc. The cost of this license is $372,000. Royalties of $275 per vehicle are paid to the Master License Holder. The payment of the royalty fee is $75 to the MLH and $200 to WTA. No royalty revenue has been generated for the year ended 6/30/00. The components for the factory were shipped in November 1999.


COLUMBIA:

        In May 1999 WTA and WorldStar Andino Corporation executed a Master License Agreement. The agreement established the cost of the Master License for the region of South America at two million six hundred twenty-five thousand US dollars ($2,625,000). This region is exclusive to the Master License Holder
(MLH) and includes the countries of Colombia, Venezuela, Ecuador and Panama. The agreement sets incremental payments of the license fee with $112,000 paid with the execution of each sublicense, until the fee is paid in full.

        The agreement obligates the Master License Holder to establish the first factory in their region. This facility is a showcase used as a tool for selling manufacturing and distribution licenses. Additionally, the facility is used for training of licensees. This facility has a sales quota of fifty percent (50%) of the 324 cars per year capacity. The sales quota is waived for the first year of factory production.

        WorldStar Andino (as MLH for the region) and World Star Paez S.A. (as sub-licensee) executed a Standard Manufacturing and Distribution License Agreement. The cost of this license is $372,000. Royalties of $275 per vehicle are paid to the Master License Holder. The payment of the royalty fee is $75 to the MLH and $200 to WTA. No royalty revenue has been generated for the year ended 6/30/00. The components for this factory were shipped in September 1999.


COSTA RICA:

        In March 2000 a Master License agreement was signed with Greenvolt for the region of Costa Rica. WTA acquired 7,000,000 shares of stock in Greenvolt, Inc. for this Master License. Greenvolt has changed the name of the company to Pan American Automotive, Ltd (PAAT). It established trading on the NASDAQ pink sheets in August 2000. As of 6/30/00, the common shares in PAAT had no readily determinable market value and accordingly, the Company recognized no revenue from this agreement in 2000. The agreement sets a royalty fee of $275 per vehicle. The payment of the royalty fee is $75 to the MLH and $200 to WTA.


COMPETITION

        As of the date of this filing of this report, the Company is unaware of any competition in the third world vehicle market.

EMPLOYEES

        As of June 30, 2000, the Company had 11 employees. None of the Company's employees is currently represented by a labor union or other labor organization. Approximately 73% of these employees are involved in production, with the remainder primarily involved in administration.

        The Company believes that its employee relations are good.

ITEM 2 PROPERTIES

        The Company has leased its headquarters facility in El Cajon, California, through March 2001. The leased area consists of approximately 9,600 square feet of office and manufacturing space. This operating lease provides that the Company pay, in addition to the base rent, $300 per month for leased common area operating costs.

        In April 2000, the Company leased a second office location at 1050 17th Street in Washington D.C. for a period of one year.

ITEM 3 LEGAL PROCEEDINGS

        On April 1, 1999, the Company agreed to settle a dispute with B.A.T. International, Inc. ("B.A.T."). Based on this settlement, the Company was to issue $5,000 worth of the Company's Common Stock to B.A.T. once B.A.T. returned the Company's materials such as body molds and automobile bodies. Any shares issued by the Company under this settlement will be "restricted" securities and thus subject to certain trading restrictions as required by the Securities and Exchange Commission.

        As noted in the settlement, B.A.T. was in possession of certain Company property, which B.A.T. was required to return to the Company by June 1, 1999. This property included all vehicles and/or vehicle components, body parts and associated pieces, either partially or completely manufactured, which incorporate the WTA composite platform. In the settlement, B.A.T. acknowledged and recognized the rights to the World Star Vehicle owned by WTA. B.A.T. agreed to pay a royalty to the Company for all vehicles B.A.T. produces in the future.

        In July 1999, the Company sued B.A.T. in the Superior Court of San Diego, California for not honoring the terms of the settlement. The Court awarded the Company a $100,000 judgement against B.A.T. Effective April 15, 2000, B.A.T. began making payments on this settlement at $1,500 per month.

        The Company has not yet recorded the B.A.T. settlement of $100,000 as a receivable due to the uncertainties regarding collection.


ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held a special meeting of stockholders at the corporate headquarters in El Cajon, CA on June 1, 2000. In attendance were: Lyle Wardrop, President and Chairman of the Board, Paul Hewitt, Director, Joe Parker, Vice President of Marketing, and Doug Norman, founder and Vice President of International Sales. Approximately 100 stockholders attended.

        The purpose of the meeting, as indicated in the notice, was:

        1) To approve a proposal to change the name of Composite Automobile Research, Ltd. to "World Transport Authority, Inc." ("WTA")

        2) To approve the increase in the authorized capital stock of the Company to unlimited common shares

        3) To approve the record date of the four-for-one forward Common Stock split approved by the Board of Directors

                     FOR                AGAINST           ABSTAIN
Resolution #1        9,912,069            2,940            6,530

Resolution #2        9,681,084          217,125           53,330

Resolution #3        3,270,388                0                0

        The recordation date for the four-for-one forward Common Stock split was established as August 31, 2000. The change of name from Composite Automobile Research, Ltd. to "World Transport Authority, Inc." is set for September 1, 2000.

PART II

ITEM 5 MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

        On September 24, 1998, the Company's common stock began trading on the OTC Electronic Bulletin sponsored by the National Association of Securities Dealers (NASD). The following table sets forth the high and low closing sales prices for the Common Stock for each quarterly period within the Company's most recent fiscal year on the OTC Electronic Bulletin Board. These amounts have not been adjusted for the four-for-one forward stock split approved by the Company's stockholders on June 1, 2000. That stock split was effective on August 31, 2000.

Quarter ended:

                                   High           Low                       High           Low
                                 -------       --------                   --------       -------
September 30          1998         2 3/4         1 1/4          1999       1 47/50       1 17/50
December 31,          1998         1 3/4          7/16          1999         13/25        13/100
March 31,             1999         2 1/2          9/16          2000      2 81/100          7/50
June 30,              1999       1 47/50          9/16          2000      2 53/100        81/100


        As of September 15, 1999, the Company's stock has been traded on the NASDAQ system in the over-the-counter market under the symbol "CARH". September 1, 2000, the company name changed to World Transport Authority, Inc., and the trading symbol changed to "WTAI".

        In April 2000 the Company's common stock began trading on the Frankfurt Stock Exchange under the trading symbol "POH". September 1, 2000, the company name changed to World Transport Authority, Inc., and the trading symbol changed to "WT2".

        The Company's Board of Directors determines any payment of dividends. The Board of Directors does not expect to authorize the payment of cash dividends in the foreseeable future. The Company's Board of Directors passed a resolution to provide a dividend to stockholders in the form of stock in Pan American Automotive, Ltd. ("PAAT") (Formerly Greenvolt, Inc.). The Company received stock in PAAT in April 2000. At that time it was not possible to determine the value of the stock since it was not publicly trading. Therefore there is no dividend payable listed on the WTA financial statement. After the end of fiscal year June 30, 2000, PAAT was established in the Nasdaq system on the Pink Sheets under the symbol "PAAT". The Company expects to pay this dividend approximately December 31, 2000.

        Any future decision with respect to dividends will depend on future earnings, operations, capital requirements and availability, restriction in future financing agreements, and other business and financial considerations.

        As of June 30, 2000 there were approximately 193 holders of record of the Company's Common Stock. The Board of Directors believes the number of beneficial owners is greater than the number of record holders because a portion of the Company's outstanding Common Stock is held of record in broker "street names" for the benefit of individual investors.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following selected financial data should be read in conjunction with the more detailed financial statements, related notes and other financial information included herein.

                                         As of and for the
                                        Years Ended June 30,
                                  -----------------------------
                                     2000              1999
                                  -----------       -----------
Operating Data:
License Fees                      $   254,000       $
Net Sales                             422,290           122,498
Cost of Sales                        (309,715)          (22,960)
Operating and Other Expenses       (2,341,175)       (3,953,975)
                                  -----------       -----------
Net Loss                          $(1,974,600)      $(3,854,437)
                                  ===========       ===========

Balance Sheet Data:

Current Assets                    $   718,841       $   420,334
Total Assets                        1,346,004         1,243,934
Current Liabilities                   183,338           212,639
Total Liabilities                     243,338           305,624
Working Capital                       535,503           207,695
Stockholders' Equity                1,102,666           938,310

        No Company Common Stock dividends have been declared.


RESULTS OF OPERATIONS

        The Company's revenues for the year ended June 30, 2000 consisted of $254,000 in license fees and $422,290 in sales for total net sales of $676,290. The Company's total net sales for year ended June 30, 2000 increased 452% over the Company's net sales for year ended June 30, 1999 of $122,498. Revenues from both years were primarily from license fees and factory sales. Sales of the year ended June 30, 2000 include a minor amount of sales of vehicle components.

        The Company had a net loss of $1,974,600 for the year ended June 30, 2000 compared to the Company's net loss for the year ended June 30, 1999 of $3,854,437. The decrease in net loss for 2000 was primarily due to the increase in revenues, as well as a decrease in operating expenses.

        Selling and general expenses for the year ended June 30, 2000 were $2,087,700 compared to selling and general expenses of $3,702,590 for the year ended June 30, 1999. The decreased selling and general expenses in 2000 were primarily due to reduction in operating expenses. Reductions were most significantly noted in the areas of payroll expense, rent, utilities, marketing, commissions, and advertising. Payroll expenses for the year were substantially reduced, especially in the area of officer salary. During fiscal year 2000, the lease for 635 Front Street, El Cajon was amended to reduce the square footage occupied by WTA. This resulted in rent and utility savings. Marketing and advertising was curtailed in fiscal year 2000 and therefore the expenditure in this area was also reduced.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's working capital at June 30, 2000 was $535,503 as compared to $207,695 at June 30, 1999. Net cash used in operating activities totaled $663,415 for the year ended June 30, 2000 compared to $1,083,369 for the year ended June 30, 1999.

        During the year ended June 30, 2000, the Company funded its operating losses with advances from a related party, by selling shares of its common stock to various investors and issuing common stock for services.

        The Company does not have any available credit, bank financing or other external sources of liquidity. Due to its historical operating losses, the Company's operations have not been a source of liquidity. In order to obtain capital and be able to continue as a going concern, the Company may need to sell additional shares of its common stock or borrow funds from private lenders and/or related parties. During the next year the Company anticipates that the number of Master Licenses sold will increase based on the number of prospective licenses currently under negotiation. Revenues will increase as the payment for the license fees and factory components are received and recognized. There can be no assurance, however, that the Company will be successful in obtaining these additional licenses.


ITEM 7 FINANCIAL STATEMENTS

        The financial statements required by this report are set forth in the index on page F-1.


ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 9 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board Of Directors

The following table sets forth certain information concerning each member of the Company's Board of Directors as of June 30, 2000.

Directors:
---------------------------------------------------------------------------
Name                       Age          Date Elected      Position
------------------------   ----------   ---------------   -----------------
Lyle Wardrop               59           09/27/99          President, CEO,
                                        03/19/96          Director

Paul Hewitt                46           07/01/98          Director

Rodger Ward                80           06/01/96          Vice President(a)

David Yue                  48           06/01/00          Director

        (a) Mr. Ward resigned his position as Vice President of the Company after year-end.

        Mr. Wardrop has served as a director of the Company since March 1996. On September 27, 1999, Mr. Wardrop was named Chief Executive Officer and President of the Company. Since 1963, Mr. Wardrop, a resident of British Columbia, Canada has been involved in the automotive market as President of Golden Mile Motors and United Auto Brokers. He is also actively involved in the Automotive Retailers Association of British Columbia, which represents the automotive retail sector in dealing with government and private agencies.

        Mr. Paul S. Hewitt has served as a director of the Company since July 1, 1998. Since 1979, Mr. Hewitt has been involved in the Washington political arena. A resident of Bethesda, Maryland, Mr. Hewitt has served as Executive Director of the National Taxpayers' Union Foundation, a non-profit research and public education program located in Washington, D.C. He has also served as Staff Director for the U.S. Subcommittee on Intergovernmental Regulations, and is founder and former President of the Americans for Generational Equity, focusing on the interests of younger and future generations on long-term policy issues such as budget deficits, savings policy and retirement. Mr. Hewitt holds a BA in Economics from University California, Berkley and a Masters of Public Administration from American University in Washington, DC.

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

        David Yue is an international businessman who was born and educated in Hong Kong, China. Mr. Yue brings to WTA a wealth of successful business experience in both the private and public sectors. His experience includes the successful start-up and financing of several private companies, that went on to become public and now trade on either the Toronto or Nasdaq stock exchanges. Mr. Yue is a director of British Columbia Hydro International Ltd, the 100% owned subsidiary of BC Hydro Ltd, which is one of the largest power generating companies in Canada. This wholly owned subsidiary is the vehicle in which BC Hydro develops and finances its international operations. Through this directorship Mr. Yue advised and helped guide the company with particular emphasis on the Chinese and Asian marketplace regarding power generation. Mr Yue has additionally advised the Nanhai Transportation Bureau in China regarding the building and operation of toll roads in southern China. Currently, Mr. Yue is a director of Huading Financial Network Inc, a public company with extensive Chinese and Asian financial market dealings.

ITEM 10 EXECUTIVE COMPENSATION

Summary Compensation Table:

-----------------------------------------------------------------------------------------------------------
Name &                                                                    Restricted
principal                       Salary          Bonus       Other Annual    Stock        Options       LTIP
position             Year          $              $         compensation    Awards         (#)         SARs
-------------        ----      ---------      ---------     ------------  ----------     -------       ----
Thomas Bowers        1999      85,440(1)      30,000(1)       4,515(2)           0           0           0
President & CEO      2000      22,913              0              0              0           0           0

Lyle Wardrop         1999           0              0              0              0           0           0
CEO, President       2000           0              0              0         15,000           0           0
Director

(1) Includes $56,890 not yet paid, but included in accrued payroll at June 30, 2000.

(2)     Six-months car allowance.

        Thomas Bowers served as President and CEO until his resignation effective September 27, 1999. Lyle Wardrop began his term as President and CEO of the Company on September 27, 1999. Mr. Wardrop was compensated for his services to the Company by issuance of 100,000 shares of stock at $.15 per share.

        The Directors and Principal Officers have worked with minimum remuneration until such time as the Company receives sufficient revenues necessary to provide proper salaries to all Officers and compensation for Directors' participation.

        The Company does not have written employment agreements with any of its executive officers or key employees.

        There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the Corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Corporation or any of its subsidiaries.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information on the ownership of the Company's voting securities, retroactively adjusted for the four-for-one forward stock split effective August 31, 2000, by Officers, Directors and major stockholders as well as those who own beneficially more than five percent of the Company's common stock:

Title of       Name &                                   Amount &        Percent
Class          Address                               Nature of owner    Owned
-----------    ---------------------------------     ----------------   --------
Common         Rodger Ward                               54,668           0.10%
               La Mesa, CA  91941

Common         Lyle Wardrop                             400,000           0.71%
               Langley BC, V3A 3R5

Common         Paul Hewitt                              400,000           0.71%
               Bethesda, MD  20816

Common         David Yue                                100,000           0.18%
                                                       ---------         -------

Officers and Directors as a Group (4 persons)           954,668           1.70%
                                                       =========         =======

Common         Maritime International, Ltd.           2,906,668(a)        5.19%
               Grand Cayman, Cayman Islands

Common         Dick Miguel                            3,795,200           6.78%

Common         Doug/Ming Norman                       5,861,996(b)       10.47%


(a) Effective December 1, 1997, the 2,906,668 shares owned by Maritime International, Ltd. (Beneficial Owner & Control Person - Trevor Lloyd) were placed in an irrevocable trust dated December 1, 1997. Due to the size of the stock ownership by one owner, the Shareholders, including Maritime International, voted on June 3, 1997 to grant the Board additional control of the amount of shares that Maritime International could offer for sale. On December 1, 1997, the Board voted to accept an irrevocable stock trust set up for three years, with Lyle Wardrop, a director of the Company, as trustee. The trust requires that the Company's Board of Directors must approve any sale or transfer of the trust's shares. Trustee retains legal right to vote the shares of the Trust in all required shareholder votes.

(b) As noted under Item 12, the Company issued shares to this stockholder in payment for funds advanced to the Company by this stockholder.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        During 1999, a stockholder advanced $534,942 to the Company, which was unsecured, non-interest bearing, and due on demand. In payment of this debt the Company then issued to this shareholder 1,593,036 shares of common stock at market prices ranging from $.14 to $.39 per share. As a result of the common stock issuance, the Company had an outstanding receivable from a stockholder of $33,027 at June 30, 1999. This receivable was unsecured, non-interest bearing and due on demand.

        During 2000, the same stockholder advanced $260,844 to the Company, which was unsecured, non-interest bearing, and due on demand. The Company then issued 5,473,328 shares of common stock at market prices ranging from $.04 to $.30 per share. As a result of the common stock issuance, the Company had an outstanding receivable from a stockholder of $22,183 at June 30, 2000. This receivable was unsecured, non-interest bearing and due on demand.

        In addition, during the year ended June 30, 2000, the Company issued 4,868,432 shares of the Company's common stock to stockholders in payment for service performed. The stock was issued at market prices ranging from $.04 to $.09 per share, for a total value of $226,962.

        All share and per share amounts in this section have been retroactively adjusted for the four-for-one forward stock split that was effective on August 31, 2000.


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

                         World Transport Authority, Inc.
                         (Formerly Composite Automobile Research, Ltd.)



Dated:    September 28, 2000        /s/ LYLE A. WARDROP
                                    ----------------------------------------
                                    Lyle A. Wardrop,
                                    President and Chief Executive Officer

                WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES
                 (FORMERLY COMPOSITE AUTOMOBILE RESEARCH, LTD.)


                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------
                             [ATTACHMENT TO ITEM 7]


                                                                PAGE
                                                                ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                         F-2

CONSOLIDATED BALANCE SHEETS
    JUNE 30, 2000 AND 1999                                       F-3

CONSOLIDATED STATEMENTS OF OPERATIONS
    YEARS ENDED JUNE 30, 2000 AND 1999                           F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
    YEARS ENDED JUNE 30, 2000 AND 1999                           F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS
    YEARS ENDED JUNE 30, 2000 AND 1999                           F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    F-7/13


                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders
World Transport Authority, Inc.


We have audited the accompanying consolidated balance sheets of WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES (formerly Composite Automobile Research, Ltd.) as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of World Transport Authority, Inc. and Subsidiaries as of June 30, 2000 and 1999, and their results of operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

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



                                                       J.H. Cohn LLP

San Diego, California
August 25, 2000

                WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2000 AND 1999


                                                                2000               1999
                                                             -----------       -----------
                         ASSETS
Current assets:
   Cash and cash equivalents                                 $   175,157       $    18,612
   Accounts receivable, net of allowance for doubtful
      accounts of $20,906                                        129,068
   Inventories                                                   233,117           368,695
   Receivable from stockholder                                    22,183            33,027
   Prepaid expenses and other current assets                     159,316
                                                             -----------       -----------
         Total current assets                                    718,841           420,334

Property and equipment, net of accumulated depreciation          620,727           817,164
Other assets                                                       6,436             6,436
                                                             -----------       -----------

         Totals                                              $ 1,346,004       $ 1,243,934
                                                             ===========       ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                          $    76,775       $    93,386
   Accrued expenses                                              106,563           119,253
                                                             -----------       -----------
         Total current liabilities                               183,338           212,639

Deferred license fees                                             60,000            92,985
                                                             -----------       -----------
         Total liabilities                                       243,338           305,624
                                                             -----------       -----------

Commitments and contingencies

Stockholders' equity:
   Common stock - unlimited shares authorized, no
      par value; 56,014,780 and 7,377,466 shares issued
      and outstanding                                          9,836,563         7,697,607
   Accumulated deficit                                        (8,733,897)       (6,759,297)
                                                             -----------       -----------
         Total stockholders' equity                            1,102,666           938,310
                                                             -----------       -----------

         Totals                                              $ 1,346,004       $ 1,243,934
                                                             ===========       ===========


See Notes to Consolidated Financial Statements.

                WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED JUNE 30, 2000 AND 1999

                                                   2000               1999
                                               ------------       ------------
Revenues:
   License fees                                $    254,000
   Net sales                                        422,290       $    122,498
                                               ------------       ------------
       Totals                                       676,290            122,498

Cost of sales                                       309,715             22,960
                                               ------------       ------------

Gross profit                                        366,575             99,538
                                               ------------       ------------

Operating expenses:
   Selling and general                            2,087,700          3,702,590
   Depreciation and amortization                    249,874            257,779
                                               ------------       ------------
       Totals                                     2,337,574          3,960,369
                                               ------------       ------------

Operating loss                                   (1,970,999)        (3,860,831)

Other income (expense)                               (3,601)             6,394
                                               ------------       ------------

Net loss                                       $ (1,974,600)      $ (3,854,437)
                                               ============       ============

Basic net loss per share                       $       (.05)      $       (.15)
                                               ============       ============

Basic weighted average shares outstanding        42,224,332         24,882,508
                                               ============       ============


See Notes to Consolidated Financial Statements.

                WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       YEARS ENDED JUNE 30, 2000 AND 1999


                                            Common Stock
                                    ----------------------------       Accumulated
                                      Shares            Amount           Deficit             Total
                                   -----------       -----------       -----------       -----------
Balance, July 1, 1998                4,736,400       $ 3,886,404       $(2,904,860)      $   981,544

Common stock sold
    for cash - proceeds
    received in:
    1998                               170,960           339,483                             339,483
    1999                               509,458           409,394                             409,394

Common stock issued
    to pay for services              1,462,389         2,264,023                           2,264,023

Common stock issued
    in connection with
    termination of
    joint venture                      100,000           250,000                             250,000

Common stock issued to pay
    related party advances             398,259           548,303                             548,303

Net loss                                                                (3,854,437)       (3,854,437)
                                   -----------       -----------        -----------       -----------

Balance, June 30, 1999               7,377,466         7,697,607        (6,759,297)          938,310

Common stock sold for cash           1,132,714           612,553                             612,553

Common stock issued
    to pay for services              4,053,183         1,235,253                           1,235,253

Common stock issued to pay
    employee bonuses                    72,000            41,150                              41,150

Common stock issued to pay
    related party advances           1,368,332           250,000                             250,000

Retroactive effect of 4 for 1
    split in August 2000            42,011,085

Net loss                                                                (1,974,600)       (1,974,600)
                                   -----------       -----------       -----------       -----------

Balance, June 30, 2000              56,014,780       $ 9,836,563       $(8,733,897)      $ 1,102,666
                                   ===========       ===========       ===========       ===========


See Notes to Consolidated Financial Statements.

                WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED JUNE 30, 2000 AND 1999

                                                              2000              1999
                                                          -----------       -----------
Operating activities:
   Net loss                                               $(1,974,600)      $(3,854,437)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
      Bad debts                                                20,906            71,520
      Depreciation and amortization                           249,874           257,779
      Common stock issued for services, bonuses and
         termination of joint venture                       1,276,403         2,514,023
      Changes in operating assets and liabilities:
         Accounts receivable                                 (149,974)          (71,520)
         Inventories                                          135,578          (125,599)
         Prepaid expenses and other current assets           (159,316)              795
         Other assets                                                            24,082
         Accounts payable                                     (16,611)           33,647
         Accrued expenses                                     (12,690)            9,606
         Payable to related party                                                (5,000)
         Deferred license fees                                (32,985)           61,735
                                                          -----------       -----------
           Net cash used in operating activities             (663,415)       (1,083,369)
                                                          -----------       -----------

Investing activities - purchases of property and
   equipment                                                  (53,437)
                                                          -----------

Financing activities:
   Advances from related party                                260,844           534,942
   Payments of advances from related party                                      (88,518)
   Proceeds from sales of common stock                        612,553           409,394
                                                          -----------       -----------
           Net cash provided by financing activities          873,397           855,818
                                                          -----------       -----------

Net increase (decrease) in cash and cash equivalents          156,545          (227,551)

Cash and cash equivalents at beginning of year                 18,612           246,163
                                                          -----------       -----------

Cash and cash equivalents at end of year                  $   175,157       $    18,612
                                                          ===========       ===========

Supplemental cash flow information:
   Interest paid                                                            $       295
                                                                            ===========


See Notes to Consolidated Financial Statements.

                WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Business and summary of significant accounting policies:
             Business activities:
                 World Transport Authority, Inc. (the "Parent") was incorporated in the province of British Columbia pursuant to the Alberta Business Corporations Act in January 1996 and was named Composite Automobile Research, Ltd. until September 1, 2000. The Parent is a holding company with two wholly-owned operating subsidiaries, World Transport Authority, Inc. ("WTA") and World Star Logistics, Inc. ("WSL") that were incorporated in the State of Nevada on March 5, 1996 and May 15, 2000, respectively. The Parent, WTA and WSL are referred to collectively herein as the "Company".

                 WTA is in the business of designing vehicles and selling master licenses to others for the production of these vehicles in specific countries or regions around the world. The master licensees are responsible for selling manufacturing and distribution licenses for individual factories throughout their country or region and providing all support for each factory. WSL, which commenced operations in May 2000, sells manufactured vehicle components to established manufacturing and distribution facilities. In addition, the Company may receive royalty payments based on the production and/or sale of vehicles and from sales of licenses to build and sell manufacturing plants.

             Principles of consolidation:
                 The accompanying consolidated financial statements include the accounts of the Parent, WTA and WSL. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Business and summary of significant accounting policies (continued):
             Advertising and marketing costs:
                 The Company expenses the cost of advertising and marketing as incurred. Advertising and marketing costs charged to operations in 2000 and 1999 amounted to $47,718 and $181,569, respectively.

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

             Revenue recognition:
                 Generally, a master license holder is required to pay its master license fee by remitting a specified percentage of each manufacturing and distribution license fee to the Company. As a result of the uncertainties related to the realization of such fees, revenues from the sale of a master license are recognized when the Company receives the specified percentage payment from the master license holder upon the sale of a manufacturing and distribution license, and the Company has provided substantially all of the factory components and training sufficient to enable the licensee to begin vehicle production.

                 Sales of manufactured vehicle components are recognized upon shipment of the components. Royalty payments based on the production and/or sale of vehicles will be recognized when earned. Revenues from sales of licenses to build and sell manufacturing plants will be recognized upon completion and shipment of the manufacturing plants by the licensee.

                 All of the revenues recognized in 2000 were attributable to the specified percentage payments of master license fees resulting from sales of manufacturing and distribution licenses in the geographical regions of Columbia and the Philippines and from sales of manufactured vehicle components. All of the revenues recognized in 1999 were attributable to a license for operations in Tijuana, Mexico that were discontinued in 1999.

                WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Business and summary of significant accounting policies (concluded):
             Earnings (loss) per share:
                 Basic earnings (loss) per common share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. Diluted per share amounts have not been presented in the accompanying consolidated statements of operations because the Company did not have any potentially dilutive securities outstanding during 2000 and 1999. The weighted average number of common shares outstanding during each period has been retroactively adjusted for a 4 for 1 split that became effective on August 31, 2000.

             Impairment of long-lived assets:
                 Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. No impairment losses were recorded in 2000 and 1999.

             Recent accounting pronouncements:
                 The Financial Accounting Standards Board and the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants had issued certain accounting pronouncements as of June 30, 2000 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company's financial accounting measurements or disclosures had they been in effect during 2000 and 1999 or that will have a significant affect at the time they become effective.

             Reclassifications:
                 Certain amounts in the 1999 consolidated financial statements have been reclassified to conform to the 2000 presentation.


Note 2 - Basis of presentation:
             As shown in the accompanying financial statements, the Company had net losses of $1,974,600 and $3,854,437 and net cash used in operating activities of $663,415 and $1,083,369 in 2000 and 1999, respectively. Management cannot determine when the Company will become profitable and when operating activities will begin to generate cash. If operating activities continue to use substantial amounts of cash, the Company will need additional financing. These matters raise substantial doubt about the ability of the Company to continue as a going concern.

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

                WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Basis of presentation (concluded):
             The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. If the Company is unable to raise additional capital or generate sales of licenses it may be required to liquidate assets or take actions which may not be favorable to the Company in order to continue operations. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.


Note 3 - Credit and other significant risks:
             The Company maintains all of its cash balances in two financial institutions. At times, these balances exceed the Federal Deposit Insurance Corporation limitation for coverage of $100,000 thereby exposing the Company to credit risk. Exposure to credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings.


Note 4 - Inventories:
            Inventories consisted of the following at June 30, 2000 and 1999:

                                2000                   1999
                              --------               --------
Raw materials                 $ 43,785               $ 23,497
Work in process                 55,451
Finished goods                 133,881                345,198
                              --------               --------

   Totals                     $233,117               $368,695
                              ========               ========


Note 5 - Property and equipment, net:
            Property and equipment at June 30, 2000 and 1999 consisted of the following:

                                                                2000                     1999
                                                             ----------               ----------
Molds                                                        $  898,419               $  897,420
Demo equipment and vehicles                                     270,950                  234,702
Machinery and equipment                                         120,968                  116,612
Office furniture and equipment                                   28,997                   17,164
Leasehold improvements                                           10,615                   10,614
                                                             ----------               ----------
   Totals                                                     1,329,949                1,276,512

Less accumulated depreciation and amortization                  709,222                  459,348
                                                             ----------               ----------

   Property and equipment, net                               $  620,727               $  817,164
                                                             ==========               ==========

                WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 - Lease commitments:
            The Company leases office facilities and equipment under operating leases that expire on various dates through July 2003. The office facility lease also requires the payment of the Company's pro rata share of the real estate taxes and insurance, maintenance and other operating expenses related to the facilities. Rent expense was $95,044 in 2000 and $133,029 in 1999.

            Future minimum rental commitments under the operating leases for years subsequent to June 30, 2000 are as follows:

 Year Ending
  June 30,              Amount
 -----------            ------
    2001               $49,000
    2002                 3,500
    2003                   300
                       -------

         Total         $52,800
                       =======


Note 7 - Income taxes:
            As of June 30, 2000, the Company had net operating loss carryforwards available for Federal income tax purposes of approximately $8,300,000, which expire at various dates through 2020. There were no other temporary differences as of that date. Due to the uncertainties related to, among other things, the extent and timing of its future taxable income, the Company has offset the deferred tax assets attributable to the potential benefits of approximately $2,810,000 from the net operating loss carryforwards by an equivalent valuation allowance at June 30, 2000. The Company had also offset the potential benefits of approximately $2,122,000 from net operating loss carryforwards by an equivalent valuation allowance at June 30, 1999. As a result of the increase in the valuation allowance of $688,000 and $1,506,000 during 2000 and 1999, respectively, no credit for income taxes is included in the accompanying consolidated statements of operations.


Note 8 - Related party transactions and balances:
            A stockholder made noninterest bearing advances to the Company of $260,844 and $534,942 during 2000 and 1999, respectively. The Company repaid advances made by the stockholder (including advances made prior to 1999) through the issuance of 5,473,328 shares of common stock with fair market values ranging from $.04 to $.30 and an aggregate fair value of $250,000 during 2000 and 1,593,036 shares of common stock with fair market values ranging from $.14 to $.39 per share and an aggregate fair value of $548,303 during 1999 and by paying $88,518 in cash during 1999. The issuances of the shares to reduce debt were noncash transactions that are not reflected in the accompanying consolidated statements of cash flows.

            During 2000 and 1999, the Company also issued shares of common stock to pay for services performed by the same stockholder (see Note 10).

                WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Related party transactions and balances (concluded):
            The Company had receivables from the same stockholder of $22,183 and $33,027 at June 30, 2000 and 1999, respectively, which were primarily attributable to the excess of advances from, over amounts paid in cash and through the issuance of shares to, the stockholder. The receivables were unsecured, noninterest bearing and due on demand.


Note 9 - Common stock:
            The accompanying consolidated financial statements and these notes have been retroactively restated to reflect the effects of a 4 for 1 stock split effective August 31, 2000.

            During the year ended June 30, 2000, the Company sold or completed the sale of 4,530,856 shares of common stock at prices ranging from $.04 to $.53 per share to private investors and received proceeds of $612,553.

            During the year ended June 30, 2000, the Company issued 11,344,300 shares of common stock at times when the market prices ranged from $.04 to $.28 per share to consultants and other organizations for various services it received. In addition, the Company issued 288,000 shares of common stock at times when the market prices ranged from $.04 to $.31 per share to various employees as compensation. Charges to expense attributable to consulting and other services received and to employee compensation arising from these issuances amounted to $1,008,291 and $41,150, respectively.

            During the year ended June 30, 2000, the Company also issued 4,868,432 shares of common stock at times when the market prices ranged from $.04 to $.09 per share to stockholders for services performed. Compensation expense associated with this issuance amounted to $226,962.

            During the year ended June 30, 1999, the Company sold or completed the sale of 2,721,672 shares of common stock at prices ranging from $.08 to $.63 per share to private investors and received net proceeds of $748,877 (including $339,483 received as deposits in 1998).

            During the year ended June 30, 1999, the Company issued 2,117,000 shares of common stock at times when the market prices ranged from $.13 to $.63 per share to consultants and other organizations for various services it received. In addition, the Company issued 551,108 shares of common stock at times when the market prices ranged from $.13 to $.41 per share to various employees as compensation. Charges to expense attributable to consulting and other services received and to employee compensation arising from these issuances amounted to $1,051,908 and $163,624, respectively.

                WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Common stock (concluded):
            During the year ended June 30, 1999, the Company also issued 3,181,448 shares of common stock at times when the market prices ranged from $.13 to $.49 per share to a stockholder for services performed. Compensation expense associated with this issuance amounted to $1,048,491.

            During 1998, the Company and a Mexican company agreed to become joint venturers in the construction of a manufacturing facility in Tecate, Mexico. During 1999, construction of this facility ceased. The Company issued 400,000 shares of common stock with a fair value of $250,000 to settle claims made by the Mexican joint venturer related to the reimbursement of costs it had incurred.


Note 10 - Revised quarterly financial statements:
            During the fourth quarter of the year ended June 30, 2000, the Company made adjustments to certain amounts it previously reported in its consolidated financial statements for the first, second and third quarters of that fiscal year. The nature of the adjustments and their approximate effects are explained below.

            Certain revenues were not recognized in the first quarter and, as a result, total revenues were understated by approximately $30,000. Certain revenues and direct selling costs were not recognized in the second quarter and, as a result, total revenues were overstated by $158,000. As a result of the adjustments to revenues, cost of sales was overstated by $15,000, understated by $105,000 and overstated by $163,000 in the first, second and third quarters, respectively.

            As a result of the overstatement of prepaid expenses, selling and general expenses were understated by $37,000, $105,000 and $55,000 in the first, second and third quarters, respectively. As a result of charging costs of property and equipment to expense, selling and general expenses were overstated by $13,000 and $359,000 $163,000, net of the related effects on depreciation and amortization expense, in the first and second quarters, respectively.

            As a result of the adjustments described above, the net loss was decreased by $22,000 to $251,000 in the first quarter, increased by $8,000 to $535,000 in the second quarter and decreased by $109,000 to $583,000 in the third quarter. As adjusted, net loss per share was $.03, $.05 and $.05 in the first, second and third quarters, respectively.

                                      * * *