Form 10QSB
period 2000-09-30
WORLD TRANSPORT AUTHORITY INC
filed 2000-11-14
CIK 1028130

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
                 Quarterly Report Under Section 13 or 15(d) of
                         Securities Exchange Act of 1934


                      For Quarter ended September 30, 2000
                         Commission File Number 0-23693


--------------------------------------------------------------------------------


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

                      (619) 387-8888  Fax: (619) 444-9026
             ----------------------------------------------------
          (Registrant's telephone and fax number, including area code)

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

        As of September 30, 2000, the registrant had 60,334,227 shares of common stock, no stated par value, issued and outstanding.

                WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES
                 (formerly Composite Automobile Research, Ltd.)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

                                     ASSETS
Current Assets:
     Cash and cash equivalents                                                       $     96,861
     Accounts receivable, net of allowance                                                212,601
        For doubtful accounts of $2,102
     Inventories                                                                          235,074
     Prepaid consultants                                                                  239,196
     Prepaid rent                                                                          17,145
     Other current assets                                                                     986
                                                                                     ------------
          Total Current Assets                                                            801,863

Fixed Assets:
     Property and Equipment                                                             1,351,356
         Less Depreciation                                                                772,200
                                                                                     ------------
                                                                                          579,156
Other Assets:
      Due from affiliates                                                                   5,000
      Other                                                                                 7,348
                                                                                     ------------
         Total Other Assets                                                                12,348
                                                                                     ------------
TOTAL ASSETS                                                                         $  1,393,367
                                                                                     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                                $    142,990
     Accrued liabilities                                                                   96,023
     Advances from related party                                                           79,277
                                                                                     ------------
          Total Current Liabilities                                                       318,290

Deferred license fees                                                                      70,000
                                                                                     ------------
TOTAL LIABILITIES                                                                         388,290
                                                                                     ------------

Commitments and Contingencies

Stockholders' Equity:
     Common stock - unlimited shares authorized,
        no par value; 60,334,227 shares issued
        and outstanding                                                                11,131,546

     Accumulated Deficit                                                              (10,126,469)
                                                                                     ------------

          Total stockholders' equity                                                    1,005,077

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $  1,393,367
                                                                                     ============


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES
                 (formerly Composite Automobile Research, Ltd.)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                    Three Months Ended
                                                       September 30,
                                            ------------------------------------
                                              2000                   1999
                                            ------------------------------------
Revenue:
     License fees                           $          0           $    142,000
     Net sales                                   198,599                242,078
                                            ------------           ------------
         Total revenue                           198,599                384,078

Cost of goods sold                               190,912                144,912
                                            ------------           ------------
Gross profit                                       7,687                239,166
                                            ------------           ------------
Operating expenses:
     Selling and general expenses              1,337,282           $    428,172
     Depreciation and amortization                62,977                 61,611
                                            ------------           ------------
         Total operating expenses              1,400,259                489,783
                                            ------------           ------------
Net loss                                    $ (1,392,572)          $   (250,617)
                                            ============           ============

Basic net loss per share                    $      (0.02)          $      (0.01)
                                            ============           ============
Basic weighted average shares
     outstanding                              58,188,256             30,144,196
                                            ============           ============


                   SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES
                 (formerly Composite Automobile Research, Ltd.)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                     THREE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                              ---------------------------------
                                                                  2000                  1999
                                                              ---------------------------------
Operating activities:
   Net loss                                                   $(1,392,572)          $  (250,617)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation and amortization                              62,977                61,611
        Common stock issued for services                        1,085,513               151,613

   Changes in operating assets and liabilities:
      Accounts receivable                                         (83,533)             (223,790)
      Inventories                                                  (1,957)              144,519
      Related party receivable                                     22,183                33,027
      Prepaid expenses and other assets                           (98,923)              (93,500)
      Due from affiliates                                          (5,000)
      Accounts payable                                             66,215                10,655
      Accrued liabilities                                         (10,540)              (41,516)
      Payable to related party                                                           43,423
      Deferred license fees                                        10,000               (52,985)
                                                              -----------           -----------
        Net cash used in operating activities                    (345,637)             (217,560)
                                                              -----------           -----------
Investing activities - purchases of
   property and equipment                                         (21,406)              (14,221)
                                                              -----------           -----------
Financing activities:
   Advances from related party                                     79,277
Proceeds from sales of common stock                               209,470               235,000
                                                              -----------           -----------
          Net cash provided by financing activities               288,747               235,000

Net increase (decrease) in cash and cash equivalents              (78,296)                3,219

Cash and cash equivalents at beginning of period                  175,157                18,612
                                                              -----------           -----------

Cash and cash equivalents at end of period                    $    96,861           $    21,831
                                                              ===========           ===========


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.      Interim Reporting

        In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring transactions) necessary to present fairly the financial position of World Transport Authority, Inc. and its subsidiaries (the "Company") as of September 30, 2000 and their results of operations for the three months ended September 30, 2000 and 1999 and cash flows of the three months ended September 30, 2000 and 1999.

        Pursuant to the rules and regulations of the Securities and Exchange Commission, (the "SEC") certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company as of June 30, 2000 and for the years ended June 30, 2000 and 1999 included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000 that was previously filed with the SEC.

        Results for the three months ended September 30, 2000 are not indicative of the results to be obtained for the full year.


2.      Basis of Presentation

        As shown in the accompanying financial statements, the Company had a net loss of $1,392,572 and net cash used in operating activities of $345,637 for the three months ended September 30, 2000. Management cannot determine when the Company will become profitable and when operating activities will begin to generate cash. If operating activities continue to use substantial amounts of cash, the Company will need additional financing. These matters raise substantial doubt about the ability of the Company to continue as a going concern.

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

        The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. If the Company is unable to raise additional capital or generate sales of licenses it may be required to liquidate assets or take actions, which may not be favorable to the Company, in order to continue operations. The accompanying consolidated financial statement do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.

3.      Organization and Summary of Significant Accounting Policies

Organization and Nature of Operations

        The accompanying condensed financial statements include the accounts of World Transport Authority, Inc. (formerly Composite Automobile Research, Ltd.) (the Company) and its wholly-owned subsidiaries, World Transport Authority, Inc.
(WTA)and World Star Logistics (WSL) and majority-owned subsidiary, Pan American Automotive (PAAT). The amounts related to PAAT are not material.

        The accompanying consolidated financial statements and these notes have been retroactively restated to reflect the effects of a 4 for 1 stock split effective August 31, 2000.

        The Company was incorporated in the Province of Alberta, Canada in January 1996 pursuant to the Alberta Business Corporations Act. The Company was incorporated to facilitate an initial public offering in order to provide funding for a new motor vehicle prototype.

        The Company, through its wholly owned subsidiary, WTA, a Nevada corporation, is in the business of designing vehicles, and selling licenses to others to produce these vehicles in markets around the world.

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

        Generally, a manufacturing and distribution license holder is required to pay its master license fee by remitting a specified percentage of each manufacturing and distribution license fee to the Company. As a result of the uncertainties related to the realization of such fees, revenues from the sale of a master license are recognized when the Company receives the specified percentage payment from the master license holder upon the sale of a manufacturing and distribution license, and the Company has provided substantially all of the factory components and training sufficient to enable the licensee to begin vehicle production.

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

MASTER LICENSE AND MANUFACTURING & DISTRIBUTION LICENSES

        The Company entered into the following license agreements during the three months ended September 30, 2000:

NIGERIA

        A Master License Agreement was executed on July 12, 2000 between the Company and IMR Motors Limited. (IMR). The agreement establishes the cost of the Master License for the region of Nigeria at three million US dollars ($3,000,000
US). The exclusive region encompasses the Republic of Nigeria. The license fee is paid in $112,000 increments to the Company upon the execution of sub-licenses by the IMR and receipt of funds, until paid in full. The agreement sets a royalty fee of $275 per vehicle. From the royalty fee, the IMR retains $75 and $200 is forwarded to the Company.

        The Master License Holder is obligated to establish the first factory in their region. This facility is to be a showcase used as a tool for selling sub-license agreements. The facility will additionally be used for the training of sub-licensees.

CHINA

        A Master License Agreement was executed on September 12, 2000 between the Company and World Star Utility, Inc. (WSU). The agreement establishes the cost of the Master License for the region of China at forty million US dollars ($40,000,000 US). The exclusive region encompasses the Republic of China. The license fee is paid in $112,000 increments to the Company upon the execution of sub-licenses by the WSU and receipt of funds, until paid in full. The agreement sets a royalty fee of $275 per vehicle. From the royalty fee, the WSU retains $75 and $200 is forwarded to the Company.

        The Master License Holder is obligated to establish the first factory in their region. This facility is to be a showcase used as a tool for selling sub-license agreements. The facility will additionally be used for the training of sub-licensees.

INDIA:

        A Master License Agreement was executed on September 15, 2000 between the Company and AMR Motors Limited (AMR). The agreement establishes the cost of the Master License for the region of India at thirty three million six hundred thousand dollars ($33,600,000 US). The exclusive region encompasses the Republic of India. The license fee is paid in $112,000 increments to the Company upon the execution of sub-licenses by the AMR and receipt of funds, until paid in full. The agreement sets a royalty fee of $275 per vehicle. From the royalty fee, the AMR retains $75 and $200 is forwarded to the Company.

        The Master License Holder is obligated to establish the first factory in their region. This facility is to be a showcase used as a tool for selling sub-license agreements. The facility will additionally be used for the training of sub-licensees.

        A Standard Manufacturing and Distribution License Agreement was executed between AMR Motors Limited (as MLH for the region) and Premier Skinner Motor Company, Limited (as sub-licensee). The cost to the Sub-Licensee for the M&D License is three hundred seventy two thousand US dollars ($372,000 US).

        This facility has a sales quota of sixty percent (60%) of the 324 car per year capacity. This requirement is waived for first year of production. This contract may be renewed every 10 years.

GUINEA

        A Master License Agreement was executed on September 20, 2000 between the Company and African Motors Ltd. (AML). The agreement establishes the cost of the Master License for the region of Guinea at six hundred thousand US dollars ($600,000 US). The exclusive region encompasses the Republic of Guinea. The license fee is paid in $112,000 increments to the Company upon the execution of sub-licenses by AML and receipt of funds, until paid in full. The agreement sets a royalty fee of $275 per vehicle. From the royalty fee, AML retains $75 and $200 is forwarded to the Company.

        The Master License Holder is obligated to establish the first factory in their region. This facility is to be a showcase used as a tool for selling sub-license agreements. The facility will additionally be used for the training of sub-licensees.

4.      Related party transactions:

        The Company has an outstanding stockholder's loan of $79,277 on September 30, 2000, which is unsecured, non-interest bearing and due on demand.

5.      Inventory:

        Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method. Inventory as of September 30, 2000 is comprised of the following:

Raw materials            $ 30,330
Work in process            66,458
Finished goods            138,286
                         --------
                         $235,074
                         ========

6.      Common Stock Transactions:

Stock issued for services:

        During the three months ended September 30, 2000, the Company issued 3,636,188 shares of common stock to various independent contractors for services rendered and to be provided. The stock was issued at market value, which varied from $.25 per share to $.53 per share. Compensation expense associated with this issuance was equal to $1,085,513. These figures have been retroactively adjusted for the four-for-one forward stock split effective August 31, 2000.

        Included in the figures for stock issued for services, the Company issued 2,916,000 shares to a related party stockholder as commission paid for the execution of license agreements. Market prices ranged from $.25 to $.3125 per share. Compensation expense associated with this issuance amounted to $855,450.

These figures have been retroactively adjusted for the four-for-one forward stock split effective August 31, 2000.

Sale of stock:

        For the three months ended September 30, 2000, the Company issued 683,259 shares of common stock at market prices ranging from $.125 to $.70 to new stockholders of the Company, in exchange for $209,470. These figures have been retroactively adjusted for the four-for-one forward stock split effective August 31, 2000.


PART 1  FINANCIAL INFORMATION

ITEM 2: Management's Discussion and Analysis of financial condition and results of operations.

Material changes in financial condition and liquidity:

        As shown in the financial statements, the Company had a net loss of $1,392,572 and net cash used in operating activities of $345,637 for the three months ended September 30, 2000. Management cannot determine when the Company will become profitable and when operating activities will begin to generate cash. If operating activities continue to use substantial amounts of cash, the Company will need additional financing. These matters raise substantial doubt about the ability of the Company to continue as a going concern.

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

        The consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. If the Company is unable to raise additional capital or generate sales of licenses it may be required to liquidate assets or take actions, which may not be favorable to the Company, in order to continue operations. The accompanying consolidated financial statement do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.

        As of September 30, 2000 the Company had $96,861 cash on hand and in the bank. Included in the cash on hand was restricted cash of $75,598 in the form of a Letter of Credit at Wells Fargo Bank. These funds are designated for the payment to vendor for engine sets. The bank releases the funds upon presentation of vendor's invoice and verification that the order has shipped.

        The primary sources of cash and financing for the Company for the three months then ended were $209,470 from sales of common stock and deposits for the purchase of common stock, and $79,277 from a shareholder loan. The primary uses of cash during that period were $345,637 to finance the Company's operations and

$21,406 to purchase fixed assets. The Company currently maintains a positive cash balance through sales of common stock.

Material changes in the results of operations:

        The Company's net sales were $198,599 during the three months ended September 30, 2000, a decrease of 48% from its net sales of $384,078 during the three months ended September 30, 1999. Revenue from the three months ended September 30, 2000 consisted mainly of the sale of automobile parts. The same three-month period for 1999 had sales that consisted primarily of manufacturing and license sales. The gross profit on the license sales is substantially higher than for the sale of automobile parts. The order for one component packet of automobile parts yields an acquisition fee of $400 to the Company, relative to the cost, which has varied from $3,500 to $4,800.

        During the three months ended September 30, 2000 the Company executed four Master License agreements. Deposits for several of the license agreements are categorized under deferred license fees. According to the Company's revenue recognition, deferred license fees up to $112,000 per licensee are recorded as license sales upon signing of the Manufacturing and Distribution Agreement for that Master License Holder and receipt of funds. In the case of India, the Manufacturing and Distribution Agreement has been executed. The Master License Holder is now undergoing the necessary paperwork to enable them to expatriate funds from their country for the initial deposit required.

        The Company sustained a net loss of $1,392,572 for the three months ended September 30, 2000 compared to net loss of $250,617 for the three months ended September 30, 1999. An increase of 456% in net loss was primarily due to the increase in expenses, especially professional fees, commission expense and travel expense. Commissions of $855,450 were paid during the three-month period in the form of stock compensation. In comparison to the prior year the Company incurred increased professional fees in the area of public relations, logistics, consulting and public relations. With the addition of new offices in Beijing, China and Washington D.C. since the prior year, the Company has incurred increased travel expenses.


PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

        The company from time to time is faced with legal issues presented to the company. As of the end of this quarter, there are no legal issues that have any material bearing on the Company.

ITEM 2 PROPERTIES

        In August 2000, the Company leased an office location in Beijing, China, located at Beijing International Financial Building, Fuxingmen Nei Avenue, No. 156, Suite 1401, 14/F, Block `D', Beijing, China 100031. This lease commenced on August 18, 2000 and expires on August 17, 2002, with a monthly rental payment of $6,540.


ITEMS 3-5: Not applicable

ITEM 6: Exhibits and Reports on 8-K:

                        a)      Exhibit # 27.1, "Financial Data Schedule"

                        b) Exhibit 99.1 Addendum to Consulting Agreement between Composite Automobile, Ltd. and Douglas Norman

                        c) No reports on Form 8-K were filed during the fiscal quarter ended September 30, 2000.


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WORLD TRANSPORT AUTHORITY, INC.



        Date:  November 13, 2000       /s/ LYLE WARDROP
                                 -----------------------------------------------
                                  Lyle Wardrop,
                                  President, Director