Form 10QSB
period 2000-12-31
WORLD TRANSPORT AUTHORITY INC
filed 2001-02-13
CIK 1028130

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                 Quarterly Report Under Section 13 or 15(d) of
                         Securities Exchange Act of 1934

                       For Quarter ended December 31, 2000
                         Commission File Number 0-23693

--------------------------------------------------------------------------------

                         WORLD TRANSPORT AUTHORITY, INC.
                  (formerly Composite Automobile Research, Ltd.
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

 (619) 387-8888                                            Fax: (619) 444-9026
          ------------------------------------------------------------
          (Registrant's telephone and fax number, including area code)

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

        As of December 31, 2000, the registrant had 60,946,681 shares of common stock, no stated par value, issued and outstanding.

                WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES
                 (formerly Composite Automobile Research, Ltd.)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000
                                   (UNAUDITED)

                                     ASSETS

Current Assets:
     Cash and cash equivalents                                  $     23,068
     Accounts receivable, net of allowance
        For doubtful accounts of $2,102                              238,453
     Inventories                                                     315,754
     Prepaid consultants                                             133,859
     Other current assets                                             10,152
                                                                ------------
          Total Current Assets                                       721,286
                                                                ------------
Fixed Assets:
     Property and Equipment                                        1,360,073
         Less Depreciation                                           835,619
                                                                ------------
                                                                     524,454
                                                                ------------
Other Assets:
      Due from affiliates                                             52,118
      Other                                                           23,581
                                                                ------------
         Total Other Assets                                           75,699
                                                                ------------
TOTAL ASSETS                                                    $  1,321,439
                                                                ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                           $    165,817
     Accrued Liabilities                                             102,528
     Advances from stockholder                                        82,885
                                                                ------------
          Total Current Liabilities                                  351,230

Deferred license fees                                                242,000
                                                                ------------
TOTAL LIABILITIES                                                    593,230
                                                                ------------
Commitments and Contingencies
Stockholders' Equity:
     Common stock -- unlimited shares authorized,
        no par value; 60,946,681 shares issued
        and outstanding                                           11,374,642


     Accumulated Deficit                                         (10,646,433)
                                                                ------------
          Total stockholders' equity                                 728,209
                                                                ------------
TOTAL LIAB. AND STOCKHOLDERS' EQUITY                            $  1,321,439
                                                                ============



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES
                 (formerly Composite Automobile Research, Ltd.)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                               Three Months Ended                    Six Months Ended
                                                  December 31,                         December 31,
                                        -------------------------------       -------------------------------
                                            2000               1999               2000               1999
                                        ------------       ------------       ------------       ------------
Revenue:
     License fees                       $          0       $    112,000       $          0       $    254,000
     Net sales                                10,486            102,500            209,085            344,578
                                        ------------       ------------       ------------       ------------
         Total revenue                        10,486            214,500            209,085            598,578

Cost of goods sold                             8,980            109,600            187,792            254,512
                                        ------------       ------------       ------------       ------------
Gross profit                                   1,506            104,900             21,293            344,066
                                        ------------       ------------       ------------       ------------
Operating expenses:
     Selling and general expenses            459,334       $    578,109          1,807,435       $  1,006,258
     Depreciation and amortization            63,418             62,164            126,396            123,775
                                        ------------       ------------       ------------       ------------
         Total operating expenses            522,752            640,273          1,933,831          1,130,033
                                        ------------       ------------       ------------       ------------
Net loss                                $   (521,246)      $   (535,373)      $ (1,912,538)      $   (785,967)
                                        ============       ============       ============       ============

Basic net loss per share                $      (0.01)      $      (0.01)      $      (0.03)      $      (0.02)
                                        ============       ============       ============       ============
Basic weighted average shares
     outstanding                          59,416,346         36,933,104         60,644,435         41,811,648
                                        ============       ============       ============       ============


                   SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES
                 (formerly Composite Automobile Research, Ltd.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                SIX MONTHS ENDED
                                                                  DECEMBER 31,
                                                         -----------------------------
                                                             2000              1999
                                                         -----------       -----------
Operating activities:
   Net loss                                              $(1,912,538)      $  (785,967)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation and amortization                        126,396           123,775
        Common stock issued for services                   1,128,578           485,967
   Changes in operating assets and liabilities:
      Accounts receivable                                   (114,385)         (287,594)
      Inventories                                            (82,637)          142,999
      Related party receivable                                22,183            33,027
      Prepaid expenses and other assets                       (1,611)          (32,565)
      Due from affiliates                                    (47,118)
      Accounts payable                                        91,145           (28,708)
      Accrued liabilities                                     (6,138)          (48,074)
      Deferred license fees                                  182,000           (52,985)
                                                         -----------       -----------
        Net cash used in operating activities               (614,125)         (450,125)
                                                         -----------       -----------
Investing activities - purchases of
   property and equipment                                    (30,123)          (26,304)

Financing activities:
    Advances from stockholder                                107,885            75,734
    Proceeds from sales of common stock                      384,274           391,460
                                                         -----------       -----------
          Net cash provided by financing activities          492,159           467,194
                                                         -----------       -----------

Net decrease in cash and cash equivalents                   (152,089)           (9,235)

Cash and cash equivalents at beginning of period             175,157            18,612
                                                         -----------       -----------

Cash and cash equivalents at end of period               $    23,068       $     9,377
                                                         ===========       ===========


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      Interim Reporting

        In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of World Transport Authority, Inc. (formerly Composite Automobile Research, Ltd.) and its subsidiaries (the "Company"), as of December 31, 2000 and their results of operations for the three months and six months ended December 31, 2000 and 1999 and cash flows of the six months ended December 31, 2000 and 1999.

        Pursuant to the rules and regulations of the Securities and Exchange Commission, (the "SEC") certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company as of June 30, 2000 and for the years ended June 30, 2000 and 1999 included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000 that was previously filed with the SEC.

        Results for the six months ended December 31, 2000 are not indicative of the results to be obtained for the full year.

2.      Basis of Presentation

        As shown in the accompanying financial statements, the Company had a net loss of $1,912,538 and net cash used in operating activities of $614,125 for the six months ended December 31, 2000. Management cannot determine if the Company will become profitable and when operating activities will begin to generate cash. If operating activities continue to use substantial amounts of cash, the Company will need additional financing. These matters raise substantial doubt about the ability of the Company to continue as a going concern.

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

3.      Organization and Summary of Significant Accounting Policies

Organization and Nature of Operations

        The accompanying condensed consolidated financial statements include the accounts of World Transport Authority, Inc. and its wholly-owned subsidiaries, World Transport Authority, Inc. ("WTA") and World Star Logistics, Inc. ("WSL") and majority-owned subsidiary, PanAmerican Automotive Corporation ("PAAT"). The amounts related to PAAT are not material.

        The accompanying condensed consolidated financial statements and these notes have been retroactively restated to reflect the effects of a 4 for 1 stock split effective August 31, 2000.

        The Company was incorporated in the Province of Alberta, Canada in January 1996 pursuant to the Alberta Business Corporations Act. The Company was incorporated to facilitate an initial public offering in order to provide funding for a new motor vehicle prototype.

        The Company, through its wholly-owned subsidiary, WTA, a Nevada corporation, is in the business of designing vehicles and selling licenses to others to produce these vehicles in markets around the world.

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

        Sales of manufactured vehicle components are recognized upon shipment of the components. Royalty payments based on the production and/or sale of vehicles are recognized when earned. Revenues from the sale of licenses to build and sell manufacturing plants are recognized upon completion and shipment of the manufacturing plants by the licensee.

        The Company, through its wholly-owned subsidiary WSL, generates revenue from the sales of manufactured vehicle components. WSL was incorporated in the State of Nevada and began operations in May 2000. WSL recognizes component revenue upon shipment of the components.

MASTER LICENSE AND MANUFACTURING & DISTRIBUTION LICENSES

        The Company entered into the following license agreement during the three months ended December 31, 2000:

SENEGAL

        A Master License Agreement was executed on October 13, 2000 between the Company and American Transport Sales, Inc. ("ATS"). The agreement has a term of fifty years and establishes the cost of the Master License for the region of Senegal at One Million Seven Hundred Ninety Two Thousand Dollars ($1,792,000
US). The exclusive region encompasses the Country of Senegal.

        The agreement sets a royalty fee of $275 per vehicle. From the royalty fee, ATS retains $75 and $200 is forwarded to the Company.

PANAMERICAN AUTOMOTIVE CORPORATION

                PAAT currently holds the Master License for Costa Rica, which was executed in March 2000. This Master License agreement grants PAAT the right to expand into other areas of Central America. PAAT is moving forward with their plans to expand into Nicaragua, Honduras, Guatemala, San Salvador and Belize. Additionally, PAAT is expanding into the Caribbean Islands and Mexico as well.

4.      Related party transactions

        The Company has an outstanding stockholder's loan of $82,885 on December 31, 2000, which is unsecured, non-interest bearing and due on demand. During the three months ending December 31, 2000 the Company issued 113,535 shares of common stock as a partial payment on the stockholder's loan. The stock was issued at $.22019 per share for a value of $25,000.

5.      Inventory

        Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method. Inventory as of December 31, 2000 is comprised of the following:

Raw materials                                           $ 13,820
Work in process                                           52,801
Finished goods                                           249,133
                                                        --------
                                                        $315,754
                                                        ========

6.      Common Stock Transactions

Stock issued for services:

        During the three months and six months ended December 31, 2000, the Company issued 86,542 shares and 398,670 shares respectively of common stock to various independent contractors for services rendered and to be provided. The stock was issued at market value, which varied from $.42 per share to $.54 per share during the three month period and $.125 per share to $.70 per share during the six month period ended December 31, 2000. Compensation expense associated with this issuance was equal to $38,653 and $1,179,966 respectively during the three months and six months ended December 31, 2000.

        In addition to the amounts for stock issued for services, the Company issued 13,707 shares of common stock to various employees during the three months and six months ended December 31, 2000. Market prices ranged from $.26 to $.54 per share. Compensation expense associated with this issuance amounted to $4,412.

Sale of stock:

        For the three months and six months ended December 31, 2000, the Company issued 398,670 shares and 1,081,929 shares respectively of common stock. The stock was issued at market value, which varied from $.23 per share to $.65 per share during the three month period, and $.125 per share to $.70 per share during the six month period ended December 31, 2000, in exchange for $174,804 and $384,274 respectively.

PART 1 FINANCIAL INFORMATION

ITEM 2: Management's Discussion and Analysis of financial condition and results of operations


        The following discussion contains forward-looking statements, which describe risks and uncertainties involving the Company. Such forward-looking statements include, but are not limited to, statements regarding future events and the Company's plans and expectations. The Company's actual results may differ significantly from the results discussed in the forward-looking statements as a result of certain factors including, but not limited to, those discussed herein.

Material changes in financial condition and liquidity

        As shown in the financial statements, the Company had a net loss of $1,912,538 and net cash used in operating activities of $614,125 for the six months ended December 31, 2000. For the three months ended December 31, 2000, the Company had a net loss of $521,246.

        Management cannot determine if the Company will become profitable and when operating activities will begin to generate cash. If operating activities continue to use substantial amounts of cash, the Company will need additional financing. These matters raise substantial doubt about the ability of the Company to continue as a going concern.

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

        As of December 31, 2000 the Company had $23,068 cash on hand and in the bank.

        The primary sources of cash and financing for the Company for the six months then ended were $384,274 from sales of common stock, and $107,885 from a stockholder loan. The primary uses of cash during that period were $614,125 to finance the Company's operations and $30,123 to purchase fixed assets. The Company currently maintains a positive cash balance through sales of common stock.

        The primary sources of cash and financing for the Company for the three months then ended were $174,804 from sales of common stock, and $28,608 from a stockholder loan. The primary uses of cash during that period were $268,488 to finance the Company's operations and $8,717 to purchase fixed assets. The Company currently maintains a positive cash balance through sales of common stock.

        As of December 31, 2000 the Company has an outstanding receivable of $50,000 issued to WorldStar Paez. The Company agreed to this loan to assist the Manufacturing and Distribution Licensee with current cash flow. The loan is to be repaid as alternative financing is obtained by WorldStar Paez, or in increments as each vehicle is sold until paid in full.

Material changes in the results of operations

        The Company's total revenue was $209,085 during the six months ended December 31, 2000, a decrease of 65% from its total revenue of $598,578 during the six months ended December 31, 1999. Revenue from the six months ended December 31, 2000 consisted mainly of the sale of automobile parts. The same six-month period for 1999 had sales that consisted primarily of manufacturing and license sales. The gross profit on the license sales is substantially higher than for the sale of automobile parts. The order for one component packet of automobile parts yields an acquisition fee of $400 to the Company, relative to the cost, which has varied from $3,500 to $4,800.

        The Company's total revenue was $10,486 during the three months ended December 31, 2000, a decrease of 95% from its total revenue of $214,500 during the three months ended December 31, 1999. Revenue from the three months ended December 31, 2000 consisted mainly of the sale of automobile parts. The same three-month period for 1999 had sales that consisted primarily of manufacturing and license sales. The gross profit on the license sales is substantially higher than the gross profit for the sale of automobile parts.

        During the three months ended December 31, 2000 the Company executed a Master License agreement. Deposits for several license agreements are categorized under deferred license fees. According to the Company's revenue recognition, deferred license fees up to $112,000 per licensee are recorded as license sales upon signing of the Manufacturing and Distribution Agreement for that Master License Holder and receipt of funds.

        The Company sustained a net loss of $1,912,538 for the six months ended December 31, 2000 compared to net loss of $785,967 for the six months ended December 31, 1999. An increase of 143% in net loss was primarily due to the increase in expenses, especially professional fees, commission expense and travel expense. In comparison to the prior year the Company incurred increased professional fees in the area of public relations, logistics, consulting and public relations. With the addition of new offices in Beijing, China and Washington D.C. since the prior year, the Company has incurred increased travel expenses. Additionally, the six months ended December 31, 2000 included numerous trips to complete negotiations for new license agreements, as well as visits to the facilities of established license holders.

        The Company sustained a net loss of $521,246 for the three months ended December 31, 2000 compared to a net loss of $535,373 for the three months ended December 31, 1999. A decrease of 3% in net loss reflected the Company's effort to control expenses.

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

        The Company from time to time is presented with legal issues. As of the end of this quarter, there are no legal issues that have any material bearing on the Company.

ITEMS 2-4: Not applicable

ITEM 5 MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

        The Company's Board of Directors passed a resolution to provide a dividend to stockholders in the form of stock in PanAmerican Automotive Corporation (PAAT). The Company received stock in PAAT in April 2000 and in January 2001. PAAT was established in the Nasdaq system on the Pink Sheets under the symbol PAAT in August 2000. The Company has established February 14, 2001 as the recordation date for this dividend. The dividend will be issued in the form of one share of PAAT common stock per one share owned of WTAI stock for shareholders of record on February 14, 2001.

ITEM 6: Exhibits and Reports on 8-K

                        a)      Exhibit # 27.1, "Financial Data Schedule"

                        b) No reports on Form 8-K were filed during the fiscal quarter ended December 31, 2000.


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WORLD TRANSPORT AUTHORITY, INC.



        Date:  February 13, 2000        /s/ LYLE WARDROP
                                        ----------------------------------------
                                        Lyle Wardrop,
                                        President, Director