Form 10QSB
period 2001-03-31
WORLD TRANSPORT AUTHORITY INC
filed 2001-05-14
CIK 1028130

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                  Quarterly Report Under Section 13 or 15(d) of
                         Securities Exchange Act of 1934

                        For Quarter ended March 31, 2001
                         Commission File Number 0-23693


--------------------------------------------------------------------------------

                WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES
                  (formerly Composite Automobile Research, Ltd.
             (Exact name of registrant as specified in its charter)

       Alberta, BC                                       93-1202663
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                      8402 N. Magnolia Avenue, Suites C & D
                            Santee, California 92071
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

 (619) 258-2858                                            Fax: (619) 258-2857
          ------------------------------------------------------------
          (Registrant's telephone and fax number, including area code)

--------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

        As of March 31, 2001, the registrant had 62,667,133 shares of common stock, no stated par value, issued and outstanding.

                WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES
                 (formerly Composite Automobile Research, Ltd.)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2001
                                   (UNAUDITED)

                                     ASSETS

Current Assets:
     Cash and cash equivalents                                     $     10,020
     Accounts receivable, net of allowance
        for doubtful accounts of $2,102                                 212,775
     Inventories                                                        234,592
     Prepaid consultants                                                133,336
     Other current assets                                                13,200
                                                                   ------------
          Total Current Assets                                          603,923
                                                                   ------------

Fixed Assets:
     Property and Equipment                                           1,360,073
         Less Accumulated Depreciation                                  901,402
                                                                   ------------
                                                                        458,671
                                                                   ------------
Other Assets:
      Due from affiliate                                                 45,000
      Other                                                              31,873
                                                                   ------------
         Total Other Assets                                              76,873
                                                                   ------------

TOTAL ASSETS                                                       $  1,139,467
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                              $     90,475
     Accrued liabilities                                                105,910
     Settlement                                                          62,500
     Advances from stockholder                                           96,228
                                                                   ------------
          Total Current Liabilities                                     355,113

Deferred license fees                                                   202,000

                                                                   ------------
TOTAL LIABILITIES                                                       557,113
                                                                   ------------

Commitments and Contingencies
Stockholders' Equity:
     Common stock - unlimited shares authorized,
        no par value; 62,667,133 shares issued
        and outstanding                                              11,866,678

     Accumulated Deficit                                            (11,284,324)
                                                                   ------------

          Total stockholders' equity                                    582,354
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  1,139,467
                                                                   ============

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES
                 (formerly Composite Automobile Research, Ltd.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                          Three Months Ended              Nine Months Ended
                                               March 31,                      March 31,
                                     ------------------------------------------------------------
                                         2001            2000            2001            2000
                                     ------------------------------------------------------------
Revenue:
     License fees                    $     40,000                    $     40,000    $    254,000
     Net sales                            119,631    $      3,851         328,717         348,429
     Royalties                             12,000                          12,000
                                     ------------    ------------    ------------    ------------
         Total revenue                    171,631           3,851         380,717         602,429

Cost of goods sold                         95,398           3,851         295,289         258,363
                                     ------------    ------------    ------------    ------------
Gross profit                               76,233              --          85,428         344,066
                                     ------------    ------------    ------------    ------------
Operating expenses:
     Selling and general expenses         648,693         519,807       2,443,904       1,526,065
     Depreciation and amortization         65,783          62,717         192,179         186,492
                                     ------------    ------------    ------------    ------------
         Total operating expenses         714,476         582,524       2,636,083       1,712,557
                                     ------------    ------------    ------------    ------------
Net loss                             $   (638,243)   $   (582,524)   $ (2,550,655)   $ (1,368,491)
                                     ============    ============    ============    ============

Basic net loss per share             $      (0.01)   $      (0.01)   $      (0.04)   $      (0.06)
                                     ============    ============    ============    ============
Basic weighted average shares
     outstanding                       61,787,843      46,936,888      60,165,305      22,818,352
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

                                                          NINE MONTHS ENDED
                                                              MARCH 31,
                                                      --------------------------
                                                         2001           2000
                                                      -----------    -----------
Operating activities:
   Net loss                                           $(2,550,655)   $(1,368,491)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
      Depreciation and amortization                       192,179        186,492
      Common stock issued for services                  1,332,791        875,510
   Changes in operating assets and liabilities:
      Accounts receivable                                 (88,706)      (262,785)
      Inventories                                          (1,475)       312,986
      Related party receivable                             22,183
      Prepaid expenses and other assets                   (10,539)       (95,410)
      Due from affiliates                                 (42,118)
      Accounts payable                                     13,700        (30,768)
      Settlement                                           62,500
      Accrued liabilities                                    (426)       (44,715)
      Deferred license fees                               142,000        (52,985)
                                                      -----------    -----------
        Net cash used in operating activities            (928,566)      (480,166)
                                                      -----------    -----------
Investing activities - purchases of
   property and equipment                                 (30,123)       (38,387)
                                                      -----------    -----------

Financing activities:
    Advances from stockholder                             171,228        189,592
    Proceeds from sales of common stock                   622,324        340,403
                                                      -----------    -----------
          Net cash provided by financing activities       793,552        529,995
                                                      -----------    -----------

Net decrease in cash and cash equivalents                (165,137)        11,442

Cash and cash equivalents at beginning of period          175,157         18,612
                                                      -----------    -----------

Cash and cash equivalents at end of period            $    10,020    $    30,054
                                                      ===========    ===========



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      Interim Reporting

        In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to fairly present the financial position of World Transport Authority, Inc. (formerly Composite Automobile Research, Ltd.) and its subsidiaries (the "Company") as of March 31, 2001 and their results of operations for the three months and nine months ended March 31, 2001 and 2000 and cash flows for the nine months ended March 31, 2001 and 2000.

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

        Results for the nine months ended March 31, 2001 are not necessarily indicative of the results to be obtained for the full year.

2.      Basis of Presentation

        As shown in the accompanying financial statements, the Company had a net loss of $2,550,655 and net cash used in operating activities of $928,566 for the nine months ended March 31, 2001. Management cannot determine if the Company will become profitable and when operating activities will begin to generate cash. If operating activities continue to use substantial amounts of cash, the Company will need additional financing. These matters raise substantial doubt about the ability of the Company to continue as a going concern.

        Historically, the Company has funded its operations through sales of common stock to private investors and borrowings from a stockholder. Management plans to obtain the funds needed to enable the Company to continue as a going concern through the private sales of common stock and sales of master licenses and manufacturing and distribution licenses. Additionally, with license holders producing vehicles, the Company is receiving royalty payments, which will continue as production of vehicles continues and increases. However, management cannot provide any assurance that the Company will be successful in consummating any private sales of common stock or generating sufficient sales of master and manufacturing and distribution licenses.

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

        The Company was incorporated in the Province of Alberta, Canada in January 1996 pursuant to the Alberta Business Corporations Act. The Company was incorporated to facilitate an initial public offering in order to provide funding for a new motor vehicle prototype. The prototype vehicle has been developed into the WorldStar(TM) utility vehicle, which is now produced using the WTA micro-manufacturing process.

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

        CBN Philippines is the licensee for the territory of the Philippines. They have offered the position of Interim General Manager to Doug Norman. Mr. Norman has agreed to accept this position on a temporary basis for the benefit of the licensee. Mr. Norman also represents WTA in International Sales through an independent consulting agreement.

MASTER LICENSE AND MANUFACTURING & DISTRIBUTION LICENSES

        The Company entered into the following license agreements during the three months ended March 31, 2001:

DEMOCRATIC REPUBLIC OF THE CONGO

        A Master License Agreement was executed on February 20, 2001 between the Company and U. S. Trading and Investment Company ("USTI"). The agreement has a term of fifty years and establishes the cost of the Master License for the region of the Democratic Republic of the Congo at one million dollars ($1,000,000 US). The exclusive region encompasses the Country of the Democratic Republic of the Congo.

        The agreement sets a royalty fee of $275 per vehicle. From the royalty fee, USTI retains $75 and $200 is forwarded to the Company.

        A Standard Manufacturing and Distribution License Agreement (the "M & D License") was executed between USTI (as Master License Holder for the region) and Societe Conolaise d'Automobiles ("SACO") (as sub-licensee). SACO represents a joint venture arrangement between USTI and the government of the Democratic Republic of the Congo. The M & D License constitutes an initial order of three
(3) factories with a cost to the Sub-Licensee of one million dollars ($1,000,000
US).

REPUBLIC OF COTE D'IVOIRE

        A Master License Agreement was executed on February 20, 2001 between the Company and USTI. The agreement has a term of fifty years and establishes the cost of the Master License for the region of the Republic of Cote d'Ivoire at one million dollars ($1,000,000 US). The exclusive region encompasses the Country of the Republic of Cote d'Ivoire, also referred to as the Ivory Coast.

        The agreement sets a royalty fee of $275 per vehicle. From the royalty fee, USTI retains $75 and $200 is forwarded to the Company.

NIGERIA MANUFACTURING AND DISTRIBUTION AGREEMENT

        A Standard Manufacturing and Distribution License Agreement was executed between IMR Motors, Ltd. (as Master License Holder for the region) and SIGWA Motors Limited (as sub-licensee). The document has been extensively reviewed and approved by NOTAP, the Nigerian governmental agency required to approve all contracts with foreign companies. The cost to the Sub-Licensee for the M&D License is three hundred seventy-two thousand dollars ($372,000 US). The license agreement is for a five-year term, with an option to renew for another five-year period.

4.      Lease Commitments

        The Company has relocated the headquarters office from its El Cajon location effective April 1, 2001. The Company currently leases office facilities at 8402 N. Magnolia Avenue, Suite C & D, Santee, CA 92071. The lease extends for a four-year term. The location contains 4,800 square feet of offices and show room.

5.      Related party transactions

        The Company has an outstanding stockholder's loan of $96,228 at March 31, 2001, which is unsecured, non-interest bearing and due on demand. During the three months ending March 31, 2001 the Company was loaned an additional $63,343. During the three months ending March 31, 2001 the Company issued 238,095 shares of common stock as a partial payment on the stockholder's loan. The stock was issued at $.21 per share for a value of $50,000. During the nine months ending March 31, 2001 the Company issued 351,630 shares of common stock as a partial payment on the stockholder's loan. The stock was issued at a range of $.21 to $.22 per share for a total value of $75,000.

6.      Inventory

        Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method. Inventory as of March 31, 2001 is comprised of the following:

Raw materials            $ 13,879
Work in process            52,801
Finished goods            167,912
                         --------
                         $234,592
                         ========

7.      Common Stock Transactions

Stock issued for services:

        During the three months and nine months ended March 31, 2001, the Company issued 410,095 shares and 4,132,825 shares, respectively, of common stock to various independent contractors for services rendered and to be provided. The stock was issued at market value, which varied from $.21 per share to $.40 per share during the three-month period ended March 31, 2001, and $.21 per share to $.54 per share during the nine-month period ended March 31, 2001. Compensation expense associated with this issuance was equal to $144,300 and $1,268,466, respectively, during the three months and nine months ended March 31, 2001.

        In addition to the amounts for stock issued for services, the Company issued 165,836 shares and 179,543 shares, respectively, of common stock to various employees during the three months and nine months ended March 31, 2001. Market prices ranged from $.24 to $.51 per share during the three-month period and $.24 per share to $.54 per share during the nine-month period ended March 31, 2001. Compensation expense associated with this issuance amounted to $59,913 and $64,325, respectively, during the three months and nine months ended March 31, 2001.

Sale of stock:

        For the three months and nine months ended March 31, 2001, the Company issued 906,426 shares and 1,988,355 shares, respectively, of common stock. The stock was issued at market value, which varied from $.16 per share to $.40 per share during the three-month period ended March 31, 2001, and $.125 per share to $.70 per share during the nine month period ended March 31, 2001, in exchange for $238,050 and $622,324, respectively.

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

Material changes in financial condition and liquidity

        As shown in the financial statements, the Company had a net loss of $2,550,655 and net cash used in operating activities of $928,566 for the nine months ended March 31, 2001. For the three months ended March 31, 2001, the Company had a net loss of $638,243.

        As of March 31, 2001 the Company had $10,020 cash on hand and in the bank.

        The primary sources of cash and financing for the Company for the nine months then ended were $622,324 from sales of common stock, and $171,228 from a stockholder loan. The primary uses of cash during that period were $928,566 to finance the Company's operations and $30,123 to purchase fixed assets. The Company currently maintains a positive cash balance through sales of common stock.

        As of March 31, 2001 the Company has an outstanding receivable of $45,000 issued to WorldStar Paez. The Company agreed to this loan to assist the Manufacturing and Distribution Licensee with current cash flow. The loan is to be repaid as alternative financing is obtained by WorldStar Paez, or in increments as each vehicle is sold until paid in full.

Material changes in the results of operations

        The Company's total revenue was $380,717 during the nine months ended March 31, 2001, a decrease of 36.8% from its total revenue of $602,429 during the nine months ended March 31, 2000. Revenue from the nine months ended March 31, 2001 consisted mainly of the sale of automobile parts with a portion allocated to license fees. The same nine-month period for 2000 had sales that consisted primarily of manufacturing and license sales. The gross profit on the license sales is substantially higher than for the sale of automobile parts. The order for one component packet of automobile parts yields an acquisition fee of $300 to $400 to the Company, relative to the cost, which has varied from $3,500 to $4,800.

        The Company's total revenue was $171,631 during the three months ended March 31, 2001, a significant increase from its total revenue of $3,851 during the three months ended March 31, 2000. Revenue from the three months ended March 31, 2001 consisted mainly of the sale of automobile parts and royalty revenue. This represents the first royalty payments for the production and/or sale of the WorldStar(TM) vehicle. Royalties have been recognized for the production of vehicles in the Philippines and in Colombia. The same three-month period for 2000 had sales that consisted of the first automobile parts purchased for the WorldStar(TM) vehicles. Since these were the first orders, the number of component parts ordered was limited.

        During the three months ended March 31, 2001 the Company executed Master License agreements and Manufacturing and Distribution agreements. Deposits for several license agreements are categorized under deferred license fees. According to the Company's revenue recognition, deferred license fees up to $120,000 per licensee are recorded as license sales upon signing of the Manufacturing and Distribution Agreement for that Master License Holder and receipt of funds.

        The Company sustained a net loss of $2,550,655 for the nine months ended March 31, 2001 compared to a net loss of $1,368,491 for the nine months ended March 31, 2000. An increase of 86.4% in net loss was primarily due to the increase in expenses, especially professional fees, commission expense and travel expense. In comparison to the prior year the Company incurred increased professional fees in the area of public relations, logistics, consulting and public relations. With the addition of new offices in Beijing, China and Washington D.C. since the prior year, the Company has incurred increased travel expenses. Additionally, the nine months ended March 31, 2001 included numerous trips to complete negotiations for new license agreements, as well as visits to the facilities of established license holders.

        The Company sustained a net loss of $638,243 for the three months ended March 31, 2001 compared to a net loss of $582,524 for the three months ended March 31, 2000. An increase of 9.6% in net loss can be primarily attributed to increased payroll, legal and production expenses.

PART II  OTHER INFORMATION

ITEM 1  Legal Proceedings

        During the quarter ended March 31, 2001 WTA reached a settlement agreement with WorldStar Andino (Andino) and WorldStar Paez (PAEZ) regarding the Colombia license operations. The settlement called for the dismissal of the remaining license fees for the PAEZ factory in the sum of $86,671. Additionally, WTA is responsible to pay to PAEZ $100,000 in monthly installments of $12,500. During the three months ended March 31, 2001 payments of $37,500 have been paid to PAEZ. As of the quarter ended March 31, 2001 the balance due on the settlement is $62,500. PAEZ continues to operate their WorldStar factory and is in the process of expanding their operation to fulfill their projected sales for the remainder of this calendar year.

        The Company from time to time is presented with legal issues. As of the end of this quarter, there are no other legal issues that have any material bearing on the Company.

ITEMS 2-4:     Not applicable

ITEM 5 MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

        The Company's Board of Directors passed a resolution to provide a dividend to stockholders in the form of stock in PanAmerican Automotive Corporation (PAAT). The Company received stock in PAAT in April 2000 and in January 2001. PAAT was established in the Nasdaq system on the Pink Sheets under the symbol PAAT in August 2000. The Company established February 14, 2001 as the recordation date for this dividend. The dividend is to be issued in the form of one share of PAAT common stock per one share owned of WTAI stock for shareholders of record on February 14, 2001.

        Under the requirements of the Securities Act of 1933 established by the Securities and Exchange Commission (SEC), certain rules are applicable to the PAAT dividend, since WTA is the majority owner of PAAT. Therefore, PAAT must file a registration of the shares as free trading with the SEC prior to the distribution of the dividend. Upon the completion of this registration, the PAAT certificates will be distributed. Until that time, WTA will hold the shares in trust for its shareholders of record as of February 14, 2001.

ITEM 6: Exhibits and Reports on 8-K

        No reports on Form 8-K were filed during the fiscal quarter ended March 31, 2001.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

        There have been no changes in the Directors of WTA since the 10-KSB report filed for year-end June 30, 2000. Lyle Wardrop continues to serve as the CEO, President and Director for WTA. Mr. Wardrop has served as a director of the Company since March 1996. On September 27, 1999, Mr. Wardrop was named Chief Executive Officer and President of the Company. Since 1963, Mr. Wardrop, a resident of British Columbia, Canada has been involved in the automotive market as President of Golden Mile Motors and United Auto Brokers. He is also actively involved in the Automotive Retailers Association of British Columbia, which represents the automotive retail sector in dealing with government and private agencies. Additionally, Mr. Wardrop has served as a director for Marnor Holdings, a flat deck freight company, for three years.

        Corinne Keller serves as Secretary of WTA, the Company's Nevada subsidiary. Additionally, Ms. Keller provides accounting and administrative services for WTA through a one-year consulting agreement with Pacific Corporate Development, Inc. Ms. Keller has been a licensed Life Insurance Agent in the State of California from 1997 through 2001, and also holds a Notary Public Commission in the State of California. Prior to providing services for WTA, Ms. Keller provided administrative and accounting services for Heritage Marketing Services (1998 - 2001) (HMS) and Heritage Estate Services (1997 - 1998) (HES). HES was served with lawsuits related to activities of third party investment companies. Agents of HES were included in a national class action lawsuit as a result. Ms. Keller was listed as an agent, however she provided only administrative services, and was not an active selling agent. In 1995 through 1996, Ms. Keller served as Vice President of Customer Service for American Estate Services, Inc. in Dallas, Texas. Tara Group, Inc. in Dallas, Texas was a commercial real estate firm that employed Ms. Keller from 1989 - 1995 for services in a number of capacities, mainly as Financial Projectionist for commercial properties.

        Daniel K. Printz began serving as general counsel for WTA in October 2000. Mr. Printz provides legal representation and advice on all corporate matters, with the exclusion of securities matters and taxation law. Prior to working with WTA, Mr. Printz had his own legal practice in the San Diego area. He also provided law clerking services to the legal firm of Mayfield and Associates in 2000. The Thomas Jefferson School of Law employed Mr. Printz as a Law Library Assistant from 1997 to 1998.

        The Chief Technical Officer for the Company is John Tidy. Mr. Tidy performs his functions for the company in the Philippines location. Prior to accepting his position with WTA, Mr. Tidy served as President of Matrix Export Corporation in Mariveles Bataan from 1992 through 1999.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WORLD TRANSPORT AUTHORITY, INC.


        Date: May 11, 2001              /s/ LYLE WARDROP
                                        ----------------------------------------
                                        Lyle Wardrop,
                                        President, Director