Form 10KSB40
period 2001-06-30
WORLD TRANSPORT AUTHORITY INC
filed 2001-10-12
CIK 1028130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

Annual Report Under Section 13 or 15(d) of
Securities Exchange Act of 1934

For Year ended June 30, 2001
Commission File Number 0-23693

WORLD TRANSPORT AUTHORITY, INC.

(Exact name of registrant as specified in its charter)

Alberta, BC	93-1202663
(State of Incorporation)	(IRS Employer Identification No.)

140 W. Park Avenue, Suite 219, El Cajon, CA 92020
(Address of Principal Executive Offices) (Zip Code)

(619) 258-2858   FAX (619) 258-2857
(Registrant’s telephone and fax number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    [X]                              No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 KSB or any amendment to this Form 10-KSB.

Yes    [X]                              No [   ]

The issuer’s revenues for the year ended June 30, 2001 were $364,410.

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2001, based on the market was $10,787,924. As of June 30, 2001, the registrant had 64,647,276 shares of common stock, no stated par value, issued and outstanding.

ITEM 1      BUSINESS

FORWARD LOOKING STATEMENTS

     In addition to historical information, this Annual Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed by the Company in fiscal year 2002.

HISTORY

     World Transport Authority, Inc. (the “Company”) was incorporated in the Province of Alberta, Canada in January 1996 pursuant to the Alberta Business Corporations Act. The Company was incorporated to facilitate an initial public offering in order to provide funding for a new motor vehicle prototype. The prototype vehicle has been developed into the WorldStar™ utility vehicle, which is now produced using the WTA micro-manufacturing process.

     The Company, through its wholly owned subsidiary, World Transport Authority, Inc. (“WTA”), a Nevada corporation, is in the business of designing vehicles and selling licenses to others to produce these vehicles in markets around the world.

     The Company sells a Master License for each predetermined geographic region or each country, depending on the estimated vehicle sales in each market.

     The price for this Master License varies depending upon the population of the geographic region or country served. The Master License Holder (“MLH”) is responsible for selling Manufacturing and Distribution Licenses for individual factories throughout their country or region. The MLH provides all support for each factory, including training and marketing, utilizing local customs and language.

     Generally, a manufacturing and distribution license holder is required to pay its Master License fee by remitting a specified percentage of each Manufacturing and Distribution License fee to the Company. As a result of the uncertainties related to the realization of such fees, revenues from the sale of a Master License are recognized when the Company receives the specified percentage payment from the MLH upon the sale of a Manufacturing and Distribution license, and the Company has provided substantially all of the factory components and training sufficient to enable the licensee to begin vehicle production.

     Sales of manufactured vehicle components are recognized upon shipment of the components. Royalty payments based on the production and/or sale of vehicles are recognized when earned. Revenues from sales of licenses to build and sell manufacturing plants will be recognized upon completion and shipment of the manufacturing plants by the licensee.

     The Company, through its wholly owned subsidiary, World Star Logistics, Inc. (“WSL”) generates revenue from the sales of manufactured vehicle components. WSL was incorporated in the state of Nevada and began operations in May 2000. WSL is operated through the general operating account for the Company.

     Logistics has been successful in making a substantial reduction in the number of suppliers of parts for the WorldStar™ vehicle. The result is consolidated shipments, an advantage of economies of scale to reduce costs and reliable supply of parts and materials for the factory. Additionally, relationships have been solidified with international freight forwarders to establish cost effective, reliable primary and secondary transportation sources. WSL recognizes component revenue according to the license agreements established with the license holders. Therefore, revenue recognition is either upon shipment of the components or upon production of the vehicle.

     The Company also has majority ownership of Pan American Automotive Corporation (“PAAT”) (formerly Greenvolt, Inc.). WTA acquired its portion of PAAT ownership through the transfer of stock to WTA as payment by PAAT for license fees. These license fees granted PAAT an exclusive area for production of the WorldStar™ utility vehicle. The amounts related to PAAT are not considered to be material.

     The Company has executed an agreement with CBN World Star, Inc. (“CBN”), the Philippine MLH, which grants to CBN the license to build and sell manufacturing plants on behalf of WTA for the manufacture of the WorldStar product line. The agreement limits CBN’s right to produce factories to license holders within their Area of Exclusivity. The Company will recognize revenue associated with the license for production of factories upon completion and shipment of manufacturing plants by the licensee.

MASTER LICENSE AND MANUFACTURING & DISTRIBUTION LICENSES

PHILIPPINES:

     An amended Master License Agreement was executed September 15, 2000 between WTA and CBN for the region of the Philippines. The amended agreement also granted to CBN the right to build factories for other Master Licensees, on behalf of WTA. In September 1999 a Standard Manufacturing and Distribution License Agreement was executed between WTA and CBN World Star, Inc.

     The Grand Opening of CBN’s first fully licensed factory occurred on Friday, July 21, 2000. CBN has located their facilities in the New Special Clark Economic Zone, which was formerly Clark Air Force Base. In October 2000, CBN shipped the first WorldStar vehicle to China for the purposes of pre-marketing activities in that country.

     After a lengthy process, CBN acquired a “Certificate of Accreditation” from the Philippine government in May 2001. This grants CBN the right to sell and distribute the WorldStar vehicle throughout all of the Philippines.

     CBN has paid royalty revenue of $10,000 to the Company for the year ended June 30, 2001.

     CBN has positioned Doug Norman as Interim General Manager for that company. Mr. Norman has agreed to accept this position on a temporary basis for the benefit of the licensee. In addition to currently holding a management position with this licensee, Mr. Norman has also disclosed that he has a twenty percent (20%) ownership in CBN. As well as the ownership interest, Mr. Norman has advanced significant funds to CBN for operating expenses. CBN and Mr. Norman have not yet determined the manner in which funds will be repaid.

     Mr. Norman also represents WTA in International Sales through an independent consulting agreement.

COLOMBIA:

     In May 1999, WTA and WorldStar Andino Corporation (“Andino”) executed a Master License Agreement for the region of South America. Andino (as MLH for the region) and World Star Paez S.A. (“PAEZ”) (as sub-licensee) executed a Standard Manufacturing and Distribution License Agreement for Colombia.

     PAEZ held the grand opening celebration for the official launch of the WorldStar product line on July 6, 2000 in Bogata’, Colombia. In April 2001 the South American licensee received an order for a fleet of 60 WorldStar vehicles, equipped with refrigerated compartments. Suiza, which is a Colombian cold meats and bakery company, placed the order for vehicles being delivered from the WorldStar™ factory based in the Santander de Quilichao region of Colombia.

     PAEZ has generated royalty revenue of $7,000 for the year ended June 30, 2001.

PANAMERICAN AUTOMOTIVE CORPORATION

     PAAT currently holds the Master License for Costa Rica, which was executed in March 2000. This Master License agreement grants PAAT the right to expand into other areas of Central America. PAAT is moving forward with their plans to expand into Nicaragua, Honduras, Guatemala, San Salvador and Belize. Through the execution of additional Master License agreements between PAAT and WTA, PAAT is also expanding into the Caribbean Islands and Mexico.

     As of fiscal year ended June 30, 2001, this licensee has not yet placed an order for a factory to manufacture the WorldStar™ vehicle.

NIGERIA

     A Master License Agreement was executed on July 12, 2000 between the Company and IMR Motors Limited. (“IMR”). The agreement establishes the cost of the Master License for the region of Nigeria at three million US dollars ($3,000,000 US). The exclusive region encompasses the Republic of Nigeria. The license fee is paid in $112,000 increments to the Company upon the execution of sub-licenses by the IMR and receipt of funds, until paid in full. The agreement sets a royalty fee of $275 per vehicle. From the royalty fee, IMR retains $75 and $200 is forwarded to the Company.

     The Master License Holder (“MLH”) is obligated to establish the first factory in their region. This facility is to be a showcase used as a tool for selling sub-license agreements. The facility is additionally used for the training of sub-licensees.

     A Standard Manufacturing and Distribution License Agreement was executed between IMR (as MLH for the region) and SIGWA Motors Limited (“SIGWA”) (as sub-licensee). The document has been extensively reviewed and approved by NOTAP, the Nigerian governmental agency responsible for approval of all contracts with foreign companies. The cost to the Sub-Licensee for the M&D License is three hundred seventy-two thousand US dollars ($372,000 US). The license agreement is for a five-year term, with an option to renew for another five-year period.

     As of fiscal year ended June 30, 2001, this licensee has not yet placed an order for a factory to manufacture the WorldStar™ vehicle.

CHINA

     A Master License Agreement was executed on September 12, 2000 between the Company and World Star Utility, Inc. (“WSU”). The agreement establishes the cost of the Master License for the region of China at forty million US dollars ($40,000,000 US). The exclusive region encompasses the Republic of China. The license fee is paid in $112,000 increments to the Company upon the execution of sub-licenses by WSU and receipt of funds, until paid in full. The agreement sets a royalty fee of $275 per vehicle. From the royalty fee, WSU retains $75 and $200 is forwarded to the Company.

     The Master License Holder (“MLH”) is obligated to establish the first factory in their region. This facility is to be a showcase used as a tool for selling sub-license agreements. The facility is additionally used for the training of sub-licensees.

     In August 2000, WTA was granted approval as an automobile producing company in China. China requires foreign companies doing business in their country to apply for a catalogue number as well. This formal process is nearing completion.

     In October 2000, the first WorldStar vehicle was shipped to China for the purposes of pre-marketing activities in that country. Chinese delegates from WSU visited the WorldStar facility at Clark Special Economic Zone in Pampanga, Philippines in May 2001. The Chinese representatives included Mr. Wang Dao When, the owner of Wuhu Bao Tong Automobile Factory in China, Mr. Fang De Ming, deputy director of the factory and Miss Lu, manager of the Beijing operations. The group spent three days performing vehicle tests and factory inspections. They have held meetings with leaders of local governments in China regarding setting up the production line and licensing to produce the WorldStar™ vehicle. They are now awaiting approval from provincial and state governments.

     As of fiscal year ended June 30, 2001, this licensee has not yet placed an order for a factory to manufacture the WorldStar™ vehicle.

INDIA:

     A Master License Agreement was executed on September 15, 2000 between the Company and AMR Motors Limited (“AMR”). The agreement establishes the cost of the Master License for the region of India at thirty three million six hundred thousand US dollars ($33,600,000 US). The exclusive region encompasses the Republic of India. The license fee is paid in $112,000 increments to the Company upon the execution of sub-licenses by AMR and receipt of funds, until paid in full. The agreement sets a royalty fee of $275 per vehicle. From the royalty fee, AMR retains $75 and $200 is forwarded to the Company.

     The Master License Holder (“MLH”) is obligated to establish the first factory in their region. This facility is to be a showcase used as a tool for selling sub-license agreements. The facility is additionally used for the training of sub-licensees.

     A Standard Manufacturing and Distribution License Agreement was executed between AMR (as MLH for the region) and Premier Skimmer Motor Company, Limited (“PSM”) (as sub-licensee). The cost to the Sub-Licensee for the M&D License is three hundred seventy two thousand US dollars ($372,000 US).

     This facility has a sales quota of sixty percent (60%) of the 324 car per year capacity. This requirement is waived for the first year of production. This contract may be renewed every 10 years.

     The country of India has very restrictive laws regarding expatriation of funds from their country. Prior to funds leaving the country, the government requires a rigorous approval process for business contracts and for the business and marketing plans for these companies. PSM has been working diligently to complete these requirements. At the same time, they have secured three locations, in the cities of Chennai, Bangalore and Mumbai, as sites for the WorldStar factory lines. Additionally, they have completed their detailed business market studies.

     As of fiscal year ended June 30, 2001, this licensee has not yet placed an order for a factory to manufacture the WorldStar™ vehicle.

GUINEA

     A Master License Agreement was executed on September 20, 2000 between the Company and African Motors Ltd. (“AML”). The agreement establishes the cost of the Master License for the region of Guinea at six hundred thousand US dollars ($600,000 US). The exclusive region encompasses the Republic of Guinea. The license fee is paid in $112,000 increments to the Company upon the execution of sub-licenses by AML and receipt of funds, until paid in full. The agreement sets a royalty fee of $275 per vehicle. From the royalty fee, AML retains $75 and $200 is forwarded to the Company.

     The Master License Holder (“MLH”) is obligated to establish the first factory in their region. This facility is to be a showcase used as a tool for selling sub-license agreements. The facility is additionally used for the training of sub-licensees.

     The MLH is attempting to obtain financing to proceed with the development of the WorldStar™ production facilities. As of fiscal year ended June 30, 2001, this licensee has not yet placed an order for a factory to manufacture the WorldStar™ vehicle.

SENEGAL

     A Master License Agreement was executed on October 13, 2000 between the Company and American Transport Sales, Inc. (“ATS”). The agreement has a term of fifty years and establishes the cost of the Master License for the region of

Senegal at one million seven hundred ninety two thousand US dollars ($1,792,000 US). The exclusive region encompasses the country of Senegal.

     The agreement sets a royalty fee of $275 per vehicle. From the royalty fee, ATS retains $75 and $200 is forwarded to the Company.

     The MLH is awaiting the development of a diesel version of the WorldStar™ vehicle in order to develop the territory of Senegal. As of fiscal year ended June 30, 2001, this licensee has not yet placed an order for a factory to manufacture the WorldStar™ vehicle.

DEMOCRATIC REPUBLIC OF THE CONGO

     A Master License Agreement was executed on February 20, 2001 between the Company and U. S. Trading and Investment Company (“USTI”). The agreement has a term of fifty years and establishes the cost of the Master License for the region of the Democratic Republic of the Congo at one million US dollars ($1,000,000 US). The exclusive region encompasses the country of the Democratic Republic of the Congo.

     The agreement sets a royalty fee of $275 per vehicle. From the royalty fee, USTI retains $75 and $200 is forwarded to the Company.

     A Standard Manufacturing and Distribution License Agreement (the “M & D License”) was executed between USTI (as MLH for the region) and Societe Conolaise d’Automobiles (“SACO”) (as sub-licensee). SACO represents a joint venture arrangement between USTI and the government of the Democratic Republic of the Congo. The M & D License constitutes an initial order of three (3) factories with a cost to the Sub-Licensee of one million US dollars ($1,000,000 US).

     The Company cancelled the Master License Agreement for the region of the Democratic Republic of the Congo on August 6, 2001 for nonperformance.

REPUBLIC OF COTE D’IVOIRE

     A Master License Agreement was executed on February 20, 2001 between the Company and USTI. The agreement has a term of fifty years and establishes the cost of the Master License for the region of the Republic of Cote d’Ivoire at one million dollars ($1,000,000 US). The exclusive region encompasses the Country of the Republic of Cote d’Ivoire, also referred to as the Ivory Coast.

     The agreement sets a royalty fee of $275 per vehicle. From the royalty fee, USTI retains $75 and $200 is forwarded to the Company.

     The Company cancelled the Master License Agreement for the region of the Republic of Cote d’Ivoire on August 6, 2001 for nonperformance.

NON PROFIT PROGRAM

     The company has been developing a Non Governmental Organization (“NGO”) program for third world nations, along with the commercial WorldStar™ business. This NGO program initiates a WorldStar™ factory in conjunction with an incubator program to train new business people in the developing nations.

     In June 2001, the National Football League Retired Players Foundation (“NFLRPF”) signed a Master Economic Development License with the Company. The focus of the project under this License is to open factories in Africa to produce the WorldStar™ utility vehicles in conjunction with training programs for entrepreneurs. The foundation is currently in negotiation with parties in three African nations to establish the first development locations.

     As of fiscal year ended June 30, 2001, this licensee was developing their business plan to raise donations for the development of this project. The licensee has 120 days in which to perform by purchasing the Initial Production Line and making a deposit.

Zastava

     Zastava has granted the Company a five-year agreement to represent their product in both the Automobile and Truck Divisions to sell Complete Knock Down (CKD) or Completely Built Up (CBU) systems. Zastava is an automobile production company that is located in Kragujavec, Yugoslavia which produces the Florida and Ciao cars. The Company also has an exclusive agreement with Zastava to supply the drive train and ancillary parts for all WorldStar™ vehicles.

COMPETITION

     As of the date of the filing of this report, the Company is not aware of any competition in the third world vehicle market. The Company was invited to participate in the 4th European Automobile Conference entitled: Plastic Car Bodies, Today and Tomorrow. The WorldStar vehicle was one of only seven car bodies displayed at this conference. Of the seven vehicles presented, the WorldStar was the only vehicle with a body completely constructed of composite. Of the seven composite vehicles on display, the WorldStar™ is the only vehicle marketed for production in third world nations.

EMPLOYEES

     As of June 30, 2001 the Company had 6 employees. Three of these employees work at the headquarters location of the Company in California. The other three employees work in the Philippines as the technical staff for the business. No labor union or other labor organization currently represents the Company’s employees. Approximately 50% of these employees are involved in technical area of the business, with the remainder involved in administrative activities.

ITEM 2      PROPERTIES

     As of fiscal year end June 30, 2001 the Company’s headquarters office was located at 8402 N. Magnolia Avenue, Suite C & D, Santee, CA 92071. The lease for these office facilities extends for a four-year term. The location contains 4,800 square feet of offices and show room. This operating lease provides that the Company pay $3,696 in base rent per month. The Company leases a second office location at 1050 17th Street in Washington D.C. on a month to month basis. Additional office locations include Beijing, China, Manila, Philippines, and a new office location at the Zastava factory in Kragujavec, Yugoslavia. Currently the office in Beijing is being shared, and WTA is not currently paying rental on the space. At year-end there were no lease or rental agreements entered into for the office space in Philippines or in Yugoslavia.

ITEM 3      LEGAL PROCEEDINGS

     In January 2001, WTA reached a settlement agreement with Andino and PAEZ regarding the Colombia license operations. The settlement dismissed the remaining license fees for the PAEZ factory in the sum of $86,671. Based on the information presented during the settlement negotiations, PAEZ felt that the redesign of the WorldStar vehicle caused the operations of PAEZ to be delayed by at least six months. Therefore, PAEZ felt an offset of the remaining license fees owed to WTA was reasonable. Additionally, WTA agreed to pay to PAEZ $100,000 in monthly installments of $12,500. During the year ended June 30, 2001, the Company made payments of $75,000 to PAEZ. As of the year ended June 30, 2001 the balance due on the settlement is $25,000. PAEZ continues to operate their WorldStar factory and is in the process of expanding their operation to fulfill their projected sales for the remainder of this calendar year.

     At fiscal year end June 30, 2001, the Company had legal issues outstanding with former employees. After the end of the year, the Company settled with Carlos Cano, a former employee, for $50,000. The Company does not expect other legal issues to have a material impact on the Company.

     The Company from time to time is presented with legal issues. As of the year ended June 30, 2001, there are no other legal issues that have material bearing on the Company.

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held no shareholder meetings during the fiscal year.

PART II

ITEM 5	MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

     On September 24, 1998, the Company’s common stock began trading on the OTC Electronic Bulletin sponsored by the National Association of Securities Dealers (NASD). The following table sets forth the high and low closing sales prices for the Common Stock for each quarterly period within the Company’s most recent fiscal year on the OTC Electronic Bulletin Board. These amounts have not been adjusted for the four-for-one forward stock split, which was effective on August 31, 2000.

Quarter ended:

		High	Low		High	Low

September 30	1999	1 47/50	1 17/50	2000	61/100	30/100
December 31,	1999	13/25	13/100	2000	81/100	17/100
March 31,	2000	2 81/100	7/50	2001	10/50	19/100
June 30,	2000	2 53/100	81/100	2001	21/100	19/100

     As of September 15, 1999, the Company’s stock has been traded on the NASDAQ system in the over-the-counter market under the symbol “CARH”. September 1, 2000, the company name changed to World Transport Authority, Inc., and the trading symbol changed to “WTAI”.

     In April 2000, the Company’s common stock began trading on the Frankfurt Stock Exchange under the trading symbol “POH”. September 1, 2000, the company name changed to World Transport Authority, Inc., and the trading symbol changed to “920943”. Effective August 31, 2000, the Company underwent a four-for-one forward split of its shares of common stock.

     The Company’s Board of Directors determines any payment of dividends. The Board of Directors does not expect to authorize the payment of cash dividends in the foreseeable future. The Company’s Board of Directors passed a resolution to provide a dividend to stockholders in the form of stock in PAAT (Formerly Greenvolt, Inc.). The Company received stock in PAAT in April 2000 and in January 2001. PAAT was established in the NASDAQ system on the Pink Sheets under the symbol PAAT in August 2000. The Company established February 14, 2001 as the recordation date for this dividend. The dividend is to be issued in the form of one share of PAAT common stock per one share owned of WTAI stock for shareholders of record on February 14, 2001.

     Under the requirements of the Securities Act of 1933 established by the Securities and Exchange Commission (SEC), certain rules are applicable to the PAAT dividend, since WTA is the majority owner of PAAT. Therefore, PAAT must register the shares as free trading with the SEC before the distribution of the dividend. Upon the completion of this registration, the PAAT certificates will be distributed. As of fiscal year ended June 30, 2001, the registration of the shares by PAAT had not been filed. Until the registration is complete, WTA will hold the shares in trust for its shareholders of record as of February 14, 2001.

     Any future decision with respect to dividends will depend on future earnings, operations, capital requirements and availability, restriction in future financing agreements, and other business and financial considerations.

     As Of June 30, 2001, there were approximately 284 holders of record of the Company’s Common Stock. The Board of Directors believes the number of beneficial owners is significantly greater than the number of record holders. Principal depositories in Canada and the United States hold a large portion of the Company’s outstanding shares of Common Stock for the benefit of individual investors. As of year-end June 30, 2001, Cede & Company held 16,216,902 shares of the Company’s Common Stock. The company estimates that the holdings of Cede and Company represents approximately 3,000 beneficial shareholders. At year-end, depositories in Canada held 22,082,558 shares of the Company’s Common Stock for an undeterminable number of shareholders.

ITEM 6	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following selected financial data should be read in conjunction with the more detailed financial statements, related notes and other financial information included herein.

	As of and for the
	Years Ended June 30,

	2001	2000

Operating Data:
License Fees	$0	$254,000
Net Sales	347,410	422,290
Royalty Revenues	17,000
Cost of Sales	(316,185)	(309,715)
Operating and Other Expenses	(3,390,025)	(2,341,175)

Net Loss	$(3,341,800)	$(1,974,600)

Balance Sheet Data:
Current Assets	$214,799	$718,841
Total Assets	773,194	1,346,004
Current Liabilities	341,031	183,338
Total Liabilities	601,776	243,338
Working Capital (Deficiency)	(126,232)	535,503
Stockholders’ Equity	171,418	1,102,666

     The Company has not declared any Common Stock cash dividends.

RESULTS OF OPERATIONS

     The results of operations for fiscal year ended June 30, 2001 have prompted the Company to reevaluate the business plan currently in operation. The Company will determine what modifications are necessary to overcome the delays and stagnation in territory development currently being experienced by licensees.

     The Company’s revenues for the year ended June 30, 2001 consisted of no license fees, royalty revenues of $17,000 and $347,410 in net sales for total revenues of $364,410. The Company’s total net sales for year ended June 30, 2001 decreased 17.7% over the Company’s net sales for year ended June 30, 2000 of $422,290. Revenues from year ended June 30, 2000 were primarily from license fees and factory sales. Sales for the year ended June 30, 2001 were primarily from sales of vehicle components. The year ended June 30, 2001 was the first fiscal year in which the Company received royalty revenues.

     The Company had a net loss of $3,341,800 for the year ended June 30, 2001 compared to the Company’s net loss for the year ended June 30, 2000 of $1,974,600. The increase in net loss for 2001 was primarily due to lack of payment of license fees, as well as increased expenses in travel, legal settlements, public relations and commissions

     Selling and general expenses and other income/expenses for the year ended June 30, 2001 were $3,390,025 compared to selling and general expenses and other income/expenses of $2,341,175 for the year ended June 30, 2000. The increased selling and general expenses and other income/expenses in 2001 were primarily due to an increase in operating expenses due to additional travel, additional offices, higher commission expense and legal settlements. During fiscal year 2001, the lease for 635 Front Street, El Cajon expired, and the new lease for office space at 8402 N. Magnolia Avenue, Santee, CA reduced the square footage occupied by WTA. This resulted in rent and utility savings. The areas of marketing and advertising were expanded in fiscal year 2001 and therefore expenditures in this area increased.

LIQUIDITY AND CAPITAL RESOURCES

     The Company’s working capital (deficiency) at June 30, 2001 was $(126,232) as compared to working capital of $535,503 at June 30, 2000. Net cash used in operating activities totaled $1,162,752 for the year ended June 30, 2001 compared to $663,415 for the year ended June 30, 2000.

     During the year ended June 30, 2001, the Company funded its operating losses with advances from a related party, by selling shares of its common stock to various investors and issuing common stock for services.

     The Company does not have any available credit, bank financing or other external sources of liquidity. Due to its historical operating losses, the Company’s operations have not been a source of liquidity. In order to obtain capital and be able to continue as a going concern, the Company may need to sell additional shares of its common stock or borrow funds from private lenders and/or related parties. During the next year, the Company anticipates that the payment of auto parts fees and royalty income will increase based on the increased production of existing WorldStar factories in Colombia and the Philippines. Additionally, the Company is evaluating its current business plan to determine what has hindered the order for factories and the collection of license fees under the currently executed license agreements. In evaluating the WTA business plan, the Company intends to obtain valuable comments from the license holders that have successfully established existing WorldStar factories.

ITEM 7      FINANCIAL STATEMENTS

     The financial statements required by this report are set forth in the index on page F-1.

ITEM 8	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 9      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board Of Directors

     The following table sets forth certain information concerning each member of the Company’s Board of Directors as of June 30, 2001.

     Directors:

Name	Age	Date Elected	Position

Lyle Wardrop	60	09/27/99 03/19/96	President, CEO, Director
Paul Hewitt	47	07/01/98	Director
David Yue	49	06/01/00	Director

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

     Paul S. Hewitt has served as a Director of the Company since July 1, 1998 and is a resident of Bethesda, Maryland. Mr. Hewitt is Director the Global Aging Initiative at the Center for Strategic and International Studies, where he is working with political and business leaders to assess the implications of the simultaneous aging of the industrial nations. His writing has appeared in such publications as the Wall Street Journal, Washington Post, Los Angeles Times and Financial Times. He is currently writing a book on the coming era of labor shortages that will sweep the developed world later this decade. From 1990-1997, Mr. Hewitt was Executive Director of the National Taxpayers Union Foundation, where he won national acclaim for his computerized budget tracking systems. He began his career in 1979 as a Presidential Management Intern, and served in the Office of Management and Budget before moving to Capitol Hill, where he became staff director of the Senate Subcommittee on Intergovernmental Relations. In 1985, he and Senator David Durenberger (R-MN) founded Americans for Generational Equity, the nation’s first advocacy organization for the interests of younger and future generations. Mr. Hewitt earned a Bachelors Degree in Economics from the University of California, Berkeley and a Masters of Public Administration from American University.

     David Yue is an international businessman who was born and educated in Hong Kong, China. Mr. Yue brings to WTA a wealth of successful business experience in both the private and public sectors. His experience includes the successful start-up and financing of several private companies, that went on to become public and now trade on either the Toronto or Nasdaq stock exchanges. Mr. Yue was a director of British Columbia Hydro International Ltd, the 100% owned subsidiary of BC Hydro Ltd, which is one of the largest power generating companies in Canada. This wholly owned subsidiary is the vehicle in which BC Hydro develops and finances its international operations. Through this directorship Mr. Yue advised and helped guide the company with particular emphasis on the Chinese and Asian marketplace regarding power generation. Mr Yue has additionally advised the Nanhai Transportation Bureau in China regarding the building and operation of toll roads in southern China. Currently, Mr. Yue is a director of Huading Financial Network Inc, a public company with extensive Chinese and Asian financial market dealings.

     On July 21, 2001 Corinne Keller resigned from her position as the Secretary of WTA, the Nevada company and subsidiary of WTA the Canadian company. The position of Secretary was filled by Mr. Lyle Wardrop, the current President of the Nevada company.

ITEM 10      EXECUTIVE COMPENSATION

Summary Compensation Table:

					Restricted Options
Name &
principal		Salary	Bonus	Other Annual	Stock		LTIP
position	Year	$	$	compensation	Awards	(#)	SARs

Thomas Bowers	2000	22,913 (1)	0	0	0	0	0
President & CEO	2001	0	0	0	0	0	0
Lyle Wardrop	2000	0	0	0	15,000	0	0
CEO, President Director	2001	0	0	0 (2)	0	0	0

(1)	Represents salary for July, August and part of September 1999 until his resignation as President of the company.

(2)	The company provided an advance of $1,500 to Mr. Wardrop for computer equipment for his office. As of year-end, Mr. Wardrop had not yet purchased the computer.

     Thomas Bowers served as President and CEO until his resignation effective September 27, 1999. Lyle Wardrop began his term as President and CEO of the Company on September 27, 1999.

     The Directors and Principal Officers have worked with minimum remuneration until such time as the Company receives sufficient revenues necessary to provide proper salaries to all Officers and compensation for Directors’ participation.

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

ITEM 11      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information on the ownership of the Company’s voting securities, retroactively adjusted for the four-for-one forward stock split effective August 31, 2000, by Officers, Directors and major stockholders as well as those who own beneficially more than five percent of the Company’s common stock:

Title of	Name &	Amount &	Percent
Class	Address	Nature of owner	Owned

Common	Lyle Wardrop Langley BC, V3A 3R5	400,000	0.62%

Common	Paul Hewitt Bethesda, MD 20816	400,000	0.62%

Common	David Yue	0	0.00%

Officers and Directors as a Group (3 persons)		800,000	1.24%

Common	Dick Miguel	3,795,200	5.87%

Common	Doug/Ming Norman	5,560,341 (a)	8.16%

(a)	As noted under Item 12, the Company issued shares to this stockholder in payment for funds advanced to the Company by this stockholder.

     The 10-KSB report for year ended June 30, 2000 listed Maritime International, Ltd. as one of the principal shareholders of the Company. On

December 1, 1997, the 2,906,668 shares owned by Maritime International, Ltd. (Beneficial Owner & Control Person — Trevor Lloyd) were placed in an irrevocable trust dated December 1, 1997. At that time, the Board voted to accept an irrevocable stock trust set up for three years, with Lyle Wardrop, a director of the Company, as trustee. The trust requires that the Company’s Board of Directors must approve any sale or transfer of the trust’s shares. Trustee retains legal right to vote the shares of the Trust in all required shareholder votes. At the end of the fiscal year June 30, 2001 the Company was unaware of the status of the irrevocable trust which was due to expire on November 30, 2000. Because Maritime International was no longer a major shareholder based on the number of shares in the irrevocable trust; the Company did not further delve into the status of the trust.

ITEM 12      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 2000, a stockholder advanced $260,844 to the Company, which was unsecured, non-interest bearing, and due on demand. In payment of this debt the Company then issued to this shareholder 5,473,328 shares of common stock at market prices ranging from $.04 to $.30 per share. Because of the common stock issuance, the Company had an outstanding receivable from a stockholder of $22,183 at June 30, 2000. This receivable was unsecured, non-interest bearing and due on demand.

     During 2001, the same stockholder advanced $244,238 to the Company, which was unsecured, non-interest bearing, and due on demand. The Company then issued 750,519 shares of common stock at market prices ranging from $.16 to $.22 per share, for a total value of $142,200. Because of the common stock issuance, cash repayments and other offsets, the Company had an outstanding loan to the stockholder of $9,654 at June 30, 2001.

     In addition, during the year ended June 30, 2001, the Company issued 2,916,000 shares of the Company’s common stock to the same stockholder in payment for service performed in accordance with a consulting agreement. The stock was issued at a market price of $.3125 per share, for a total value of $911,250.

     All share and per share amounts in this section have been retroactively adjusted for the four-for-one forward stock split that was effective on August 31, 2000.

ITEM 13      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     None

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

World Transport Authority, Inc.

Dated: October 12, 2001	/s/ LYLE A. WARDROP

Lyle A. Wardrop, President and Chief Executive Officer

WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS
[ATTACHMENT TO ITEM 7]

*    *    *

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders
World Transport Authority, Inc.

We were engaged to audit the accompanying consolidated balance sheets of WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We were unable to obtain a representation from legal counsel relating to any pending or threatened litigation and we were unable to apply other auditing procedures to satisfy ourselves that there was no pending or threatened litigation that might require adjustment to or disclosure in the accompanying consolidated financial statements.

Because of the matter discussed in the preceding paragraph, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the accompanying consolidated financial statements.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has not generated any sustained revenues from its operations and, as a result, it has had recurring losses and a working capital deficiency and operating activities have used cash. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

J.H. Cohn LLP

San Diego, California
September 21, 2001

WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2001 AND 2000

ASSETS
	2001	2000

Current assets:
Cash and cash equivalents	$2,450	$175,157
Accounts receivable, net of allowance for doubtful accounts of $456 and $20,906	67,543	129,068
Inventories	82,468	233,117
Receivable from stockholder		22,183
Prepaid expenses and other current assets	62,338	159,316

Total current assets	214,799	718,841
Property and equipment, net	515,978	620,727
Other assets	42,417	6,436

Totals	$773,194	$1,346,004

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$204,130	$76,775
Accrued expenses	121,760	106,563
Due to stockholder	9,654
Current portion of capital lease obligations	5,487

Total current liabilities	341,031	183,338
Capital lease obligations, net of current portion	28,745
Deferred license fees	232,000	60,000

Total liabilities	601,776	243,338

Commitments and contingencies
Stockholders’ equity:
Common stock — unlimited shares authorized, no par value; 64,647,276 and 56,014,780 shares issued and outstanding	12,247,115	9,836,563
Accumulated deficit	(12,075,697)	(8,733,897)

Total stockholders’ equity	171,418	1,102,666

Totals	$773,194	$1,346,004

See Notes to Consolidated Financial Statements.

WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2001 AND 2000

	2001	2000

Revenues:
License fees		$254,000
Net sales	$347,410	422,290
Royalties	17,000

Totals	364,410	676,290
Cost of sales	316,185	309,715

Gross profit	48,225	366,575

Operating expenses:
Selling and general	3,142,897	2,087,700
Depreciation and amortization	261,538	249,874

Totals	3,404,435	2,337,574

Operating loss	(3,356,210)	(1,970,999)
Other income (expense)	14,410	(3,601)

Net loss	$(3,341,800)	$(1,974,600)

Basic net loss per share	$(.05)	$(.05)

Basic weighted average shares outstanding	63,702,903	42,224,332

See Notes to Consolidated Financial Statements.

WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED JUNE 30, 2001 AND 2000

	Common Stock
			Accumulated
	Shares	Amount	Deficit	Total

Balance, July 1, 1999	7,377,466	$7,697,607	$(6,759,297)	$938,310
Common stock sold for cash	1,132,714	612,553		612,553
Common stock issued to pay for services	4,053,183	1,235,253		1,235,253
Common stock issued to pay employee bonuses	72,000	41,150		41,150
Common stock issued to pay related party advances	1,368,332	250,000		250,000
Retroactive effect of 4 for 1 split in August 2000	42,011,085
Net loss			(1,974,600)	(1,974,600)

Balance, June 30, 2000	56,014,780	9,836,563	(8,733,897)	1,102,666
Common stock sold for cash	3,431,110	854,565		854,565
Common stock issued to pay for services	4,312,099	1,368,308		1,368,308
Common stock issued to pay employee compensation	138,768	45,479		45,479
Common stock issued to pay related party advances	750,519	142,200		142,200
Net loss			(3,341,800)	(3,341,800)

Balance, June 30, 2001	64,647,276	$12,247,115	$(12,075,697)	$171,418

See Notes to Consolidated Financial Statements.

WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2001 AND 2000

	2001	2000

Operating activities:
Net loss	$(3,341,800)	$(1,974,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	121,804	20,906
Depreciation and amortization	261,538	249,874
Common stock issued for services, bonuses and compensation	1,413,787	1,276,403
Changes in operating assets and liabilities:
Accounts receivable	(60,279)	(149,974)
Inventories	66,649	135,578
Prepaid expenses and other current assets	96,978	(159,316)
Other assets	(35,981)
Accounts payable	127,355	(16,611)
Accrued expenses	15,197	(12,690)
Deferred license fees	172,000	(32,985)

Net cash used in operating activities	(1,162,752)	(663,415)

Investing activities — purchases of property and equipment	(37,298)	(53,437)

Financing activities:
Advances from related party	244,238	260,844
Payments of advances from related party	(70,201)
Payments of capital lease obligation	(1,259)
Proceeds from sales of common stock	854,565	612,553

Net cash provided by financing activities	1,027,343	873,397

Net increase (decrease) in cash and cash equivalents	(172,707)	156,545
Cash and cash equivalents at beginning of year	175,157	18,612

Cash and cash equivalents at end of year	$2,450	$175,157

Supplemental disclosure of noncash activities:
Acquisition of equipment under capital lease obligations	$35,491

Transfer of inventory to leased assets	$84,000

Common stock issued in payment of related party advances	$142,200	$250,000

See Notes to Consolidated Financial Statements.

WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Business and summary of significant accounting policies:

          Business activities:

World Transport Authority, Inc. (the “Parent”) was incorporated in the Province of British Columbia pursuant to the Alberta Business Corporations Act in January 1996 and was named Composite Automobile Research, Ltd. until September 1, 2000. The Parent is a holding company with two wholly-owned operating subsidiaries, World Transport Authority, Inc. (“WTA”) and World Star Logistics, Inc. (“WSL”) that were incorporated in the State of Nevada on March 5, 1996 and May 15, 2000, respectively. The Parent, WTA and WSL are referred to collectively herein as the “Company”.

WTA is in the business of designing vehicles and selling master licenses to others for the production of vehicles in specific countries or regions around the world. The master licensees are responsible for selling, manufacturing and distribution licenses for individual factories throughout their country or region and providing all support for each factory. WSL, which commenced operations in May 2000, sells manufactured vehicle components to established manufacturing and distribution facilities. In addition, the Company may receive royalty payments based on the production and/or sale of vehicles and from sales of licenses to build and sell manufacturing plants.

          Principles of consolidation:

The accompanying consolidated financial statements include the accounts of the Parent, WTA and WSL. All significant intercompany accounts and transactions have been eliminated in consolidation.

          Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results may differ from those estimates.

          Cash and cash equivalents:

The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents.

          Inventories:

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method.

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

WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Business and summary of significant accounting policies (continued):

          Advertising and marketing costs:

The Company expenses the cost of advertising and marketing as incurred. Advertising and marketing costs charged to operations in 2001 and 2000 amounted to $1,492 and $47,718, respectively.

          Income taxes:

The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in future periods based on enacted laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

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

Revenues derived in 2001 related to manufactured vehicle component sales and royalties from existing licensees in Colombia and the Philippines. All of the revenues recognized in 2000 were attributable to the specified percentage payments of master license fees resulting from sales of manufacturing and distribution licenses in geographical regions of Colombia and the Philippines and from sales of manufactured vehicle components.

WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Business and summary of significant accounting policies (concluded):

          Earnings (loss) per share:

Basic earnings (loss) per common share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. Diluted per share amounts have not been presented in the accompanying consolidated statements of operations because the Company did not have any potentially dilutive securities outstanding during 2001 and 2000. The weighted average number of common shares outstanding during each period has been retroactively adjusted for a 4 for 1 split that became effective on August 31, 2000.

          Impairment of long-lived assets:

Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. No impairment losses were recorded in 2001 and 2000.

Note 2 — Basis of presentation:

As shown in the accompanying financial statements, the Company had net losses of $3,341,800 and $1,974,600 and net cash used in operating activities of $1,162,752 and $663,415 in 2001 and 2000, respectively. Management cannot determine whether the Company will become profitable and whether operating activities will begin to generate cash. If operating activities continue to use substantial amounts of cash, the Company will need additional financing. These matters raise substantial doubt about the ability of the Company to continue as a going concern.

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

WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Credit risk:

The Company maintains all of its cash balances in two financial institutions. At times, these balances exceed the Federal Deposit Insurance Corporation limitation for coverage of $100,000 thereby exposing the Company to credit risk. Exposure to credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings.

Note 4 — Inventories:

          Inventories consisted of the following at June 30, 2001 and 2000:

	2001	2000

Raw materials		$43,785
Work in process		55,451
Finished goods	$82,468	133,881

Totals	$82,468	$233,117

Note 5 — Property and equipment, net:

Property and equipment at June 30, 2001 and 2000 consisted of the following:

	2001	2000

Molds	$898,419	$898,419
Demo equipment and vehicles	287,585	270,950
Machinery and equipment	121,311	120,968
Office furniture and equipment	44,047	28,997
Leasehold improvements	15,884	10,615
Leased equipment	119,491

Totals	1,486,737	1,329,949
Less accumulated depreciation and amortization	970,759	709,222

Property and equipment, net	$515,978	$620,727

Note 6 — Lease commitments:

The Company leases office facilities and equipment under operating leases that expire on various dates through July 2005. The office facility lease also requires the payment of the Company’s pro rata share of the real estate taxes and insurance, maintenance and other operating expenses related to the facilities. Rent expense was $98,495 in 2001 and $95,044 in 2000.

WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Lease commitments (concluded):

Future minimum rental commitments under the operating leases in each of the five years subsequent to June 30, 2001 approximate as follows:

Year Ending
June 30,	Amount

2002	$135,000
2003	68,000
2004	57,000
2005	46,000
2006	1,000

Total	$307,000

Note 7 — Capital lease:

The Company leases equipment and furniture under a capital lease that requires monthly payments through July 2006. The equipment has a cost of $35,491 and associated accumulated depreciation of $1,775.

Future minimum lease payments under the capital lease in years subsequent to June 30, 2001 are as follows:

Year Ending
June 30,	Amount

2002	$9,850
2003	9,850
2004	9,850
2005	9,850
2006	7,387

Total	46,787
Less amounts representing interest	12,555

Present value of minimum lease payments	34,232
Less current portion	5,487

Long-term portion	$28,745

Note 8 — Equipment lease:

The Company leases automobile equipment and tools to the licensee of the manufacturing and distribution facility in the Philippines. The lease term is through March 2005, and requires monthly installments of $1,750 due at the inception of the month.

WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Equipment lease (concluded):

Future minimum rental payments to be received under the lease in years subsequent to June 30, 2001 approximate as follows:

Year Ending
June 30,	Amount

2002	$21,000
2003	21,000
2004	21,000
2005	15,800

Total	$78,800

Note 9 — Income taxes:

As of June 30, 2001, the Company had net operating loss carryforwards available for Federal income tax purposes of approximately $11,600,000, which expire at various dates through 2021. There were no other significant temporary differences as of that date. Due to the uncertainties related to, among other things, the extent and timing of its future taxable income, the Company has offset the deferred tax assets attributable to the potential benefits of approximately $3,900,000 from the net operating loss carryforwards by an equivalent valuation allowance at June 30, 2001. The Company had also offset the potential benefits of approximately $2,810,000 from net operating loss carryforwards by an equivalent valuation allowance at June 30, 2000. As a result of the increase in the valuation allowance of $1,090,000 and $688,000 during 2001 and 2000, respectively, no credit for income taxes is included in the accompanying consolidated statements of operations.

Note 10- Related party transactions and balances:

A stockholder made noninterest bearing advances to the Company of $244,238 and $260,844 during 2001 and 2000, respectively. The Company repaid advances made by the stockholder through the issuance of 750,519 shares of common stock with fair market values ranging from $.16 to $.22 and an aggregate fair value of $142,200 during 2001, and through the issuance of 5,473,328 shares of common stock with fair market values ranging from $.04 to $.30 and an aggregate fair value of $250,000 during 2000. The issuances of the shares to reduce debt were noncash transactions that are not reflected in the accompanying consolidated statements of cash flows.

During 2001 and 2000, the Company also issued shares of common stock to pay for services performed by the same stockholder (see Note 11).

The Company had a payable to a stockholder of $9,654 at June 30, 2001 and a receivable from the same stockholder of $22,183 at June 30, 2000, attributable to the differences in advances from amounts paid in cash and through the issuance of shares to the stockholder. The amounts are unsecured, noninterest bearing and due on demand.

WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11- Common stock:

The accompanying consolidated financial statements and these notes have been retroactively restated to reflect the effects of a 4 for 1 stock split effective August 31, 2000.

During the year ended June 30, 2001, the Company sold or completed the sale of 3,431,110 shares of common stock at prices ranging from $.15 to $.42 per share to private investors and received proceeds of $854,565.

During the year ended June 30, 2001, the Company issued 1,396,099 shares of common stock at times when the market prices ranged from $.15 to $.44 per share to consultants and other organizations for various services it received. In addition, the Company issued 138,768 shares of common stock at times when the market prices ranged from $.22 to $.54 per share to various employees as compensation. Charges to expense attributable to consulting and other services received and to employee compensation arising from these issuances amounted to $457,058 and $45,479, respectively.

During the year ended June 30, 2001, the Company also issued 2,916,000 shares of common stock at the fair market price of $.3125 per share to a stockholder for services performed. Compensation expense associated with this issuance amounted to $911,250.

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

*    *    *