Form 10QSB
period 2001-09-30
WORLD TRANSPORT AUTHORITY INC
filed 2001-11-19
CIK 1028130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
Quarterly Report under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For Quarter ended September 30, 2001
Commission File Number 0-23693

WORLD TRANSPORT AUTHORITY, INC.

(Exact name of registrant as specified in its charter)

Alberta, BC	93-1202663
(State of Incorporation)	(I.R.S. Employer Identification No.)

140 West Park Avenue, Suite 219
El Cajon, California 92020

(Address of Principal Executive Offices)

(619) 593-2440	Fax: (619) 593-2444

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

Yes [X]    No [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock at the latest practicable date.

     As of September 30, 2001, the registrant had 65,985,609 shares of common stock, no stated par value, issued and outstanding.

PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2001
(UNAUDITED)

ASSETS
Current Assets:
Cash and cash equivalents	$1,090
Accounts receivable, net	53,754
Other receivable	10,500
Inventories	82,468
Prepaid consultants and other current assets	11,881

Total Current Assets	159,693

Fixed Assets:
Property and Equipment	1,486,297
Less Depreciation	1,039,041

447,256
Other Assets	39,756

TOTAL ASSETS	$646,705

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$208,989
Accrued expenses	135,400
Capital lease obligations, current portion	4,169
Investor deposit	8,000
Due to stockholder	27,877

Total Current Liabilities	384,435

Long Term Liabilities
Deferred license fees	237,000
Capital lease obligations, net of current portion	28,745

Total Long Term Liabilities	265,745

TOTAL LIABILITIES	650,180

Commitments and Contingencies
Stockholders’ Deficiency:
Common stock — unlimited shares authorized, no par value; 65,985,609 shares issued and outstanding	12,447,568
Accumulated Deficit	(12,451,043)

Total stockholders’ deficiency	(3,475)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$646,705

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	September 30,

	2001	2000

		(Restated)
Revenue:
License fees	$0	$0
Net sales	1,167	198,599
Royalties	1,000	0

Total revenue	2,167	198,599
Cost of goods sold	891	190,912

Gross profit	1,276	7,687

Operating expenses:
Selling and general expenses	313,592	1,398,943
Depreciation and amortization	68,282	62,977

Total operating expenses	381,874	1,461,920

Other income	5,250	0

Net loss	$(375,348)	$(1,454,233)

Basic net loss per share	$(.01)	$(0.02)

Basic weighted average shares outstanding	65,594,739	58,188,256

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended
	September 30,

	2001	2000

		(Restated)
Operating activities:
Net loss	$(375,348)	$(1,454,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	68,282	124,638
Common stock issued for services, bonuses, and compensation	120,100	1,085,513
Common stock issued for donations	34,000
Changes in operating assets and liabilities:
Accounts receivable	1,239	(83,533)
Inventories	0	(1,957)
Prepaid expenses and other current assets	54,010	(76,740)
Due from affiliates	0	(5,000)
Accounts payable	53,695	66,215
Accrued expenses	(25,537)	(10,540)
Deferred license fees	5,000	10,000

Net cash used in operating activities	(64,559)	(345,637)

Investing activities:
Purchases of property and equipment	0	(21,406)

Financing activities:
Advances from related party	18,223	79,277
Proceeds from sales of common stock	46,125	209,470
Payments of capital lease obligation	(1,146)	0

Net cash provided by financing activities	63,202	288,747

Net decrease in cash and cash equivalents	(1,357)	(78,296)
Cash and cash equivalents at beginning of period	2,447	175,157

Cash and cash equivalents at end of period	$1,090	$96,861

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Interim Reporting

     In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of World Transport Authority, Inc. and its subsidiaries (the “Company”) as of September 30, 2001 and their results of operations and cash flows for the three months ended September 30, 2001 and 2000.

     Pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements, unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company as of June 30, 2001, and for the years ended June 30, 2001 and 2000 included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2001, that was previously filed with the SEC.

     Results for the three months ended September 30, 2001 are not necessarily indicative of the results to be obtained for the full year.

2.	Basis of Presentation

     As shown in the accompanying financial statements, the Company had a net loss of $375,348 and net cash used in operating activities of $64,559 for the three months ended September 30, 2001. Management cannot determine when the Company will become profitable, if ever, and when operating activities will begin to generate cash, if ever. If operating activities continue to use substantial amounts of cash, the Company will need additional financing. These matters raise substantial doubt about the ability of the Company to continue as a going concern.

     Historically, the Company has funded its operations through sales of common stock to private investors and borrowings from a stockholder. Management plans to obtain the funds needed to enable the Company to continue as a going concern through the private sales of common stock and sales of master licenses and manufacturing and distribution licenses. However, management cannot provide any assurance that the Company will be successful in consummating any private sales of common stock or generating sufficient license fee payments for master and manufacturing and distribution licenses.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. If the Company is unable to raise additional capital or generate sales of licenses, it may be required to liquidate assets or take actions, which may not be favorable to the Company, in order to continue operations. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.

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

     WSL has been successful in making a substantial reduction in the number of suppliers of parts for the WorldStar™ vehicle. The result is consolidated shipments, an advantage of economies of scale to reduce costs and reliable supply of parts and materials for the factory. Effective during the three-month period ended September 30, 2001, the logistics operations transferred to the WTA office in the Philippines. The department is under the supervision of the Chief

Technical Officer for the Company. Revenue recognition is either upon shipment of the components or upon production of the vehicle.

     The Company also has majority ownership of PanAmerican Automotive Corporation (“PAAT”) (formerly Greenvolt, Inc.). WTA acquired its portion of PAAT ownership through the transfer of stock to WTA as payment by PAAT for license fees. These license fees granted PAAT an exclusive area for production of the WorldStar™ utility vehicle. The amounts related to PAAT are not considered to be material.

     The Company has executed an agreement with CBN World Star, Inc. (“CBN”), the Philippine MLH, which grants to CBN the license to build and sell manufacturing plants on behalf of WTA for the manufacture of the WorldStar™ product line. The agreement limits CBN’s right to produce factories to license holders within their Area of Exclusivity. The Company will recognize revenue associated with the license for production of factories upon completion and shipment of manufacturing plants by the licensee.

MASTER LICENSE AND MANUFACTURING & DISTRIBUTION LICENSES

     There were no new Master License agreements or Manufacturing and Distribution Agreements signed during the three months ended September 30, 2001. The Company has the following active license agreements: ten Master License Agreements, four Manufacturing and Distribution Licenses, and one Economic Development License for the following territories as of the period ended September 30, 2001:

PHILIPPINES:

     After a lengthy process CBN, the WorldStar™ MLH in the Philippines, acquired a “Certificate of Accreditation” from the Philippine government in May 2001. This accreditation grants CBN the right to sell and distribute the WorldStar™ vehicle throughout all of the Philippines. CBN continues to encounter bureaucratic maneuverings from other Philippine governmental agencies in order to finalize the additional official registration requirements. While the process has been lengthier than anticipated, CBN continues to pursue the marketing and promotion of the WorldStar™ vehicle while completing the vehicle induction requirements.

COLOMBIA:

     WorldStar Andino Corporation (“Andino”), the MLH for the region of South America has one Manufacturing and Distribution License Holder (“MDLH”) which is World Star Paez S.A. (“PAEZ”), who has the exclusive rights to produce the WorldStar™ vehicle in Colombia. Discussions have been initiated to add an additional line to the PAEZ operation in order to increase production to fulfill orders through the balance of the year.

     Andino has also begun negotiations with perspective MDLH in other areas within their exclusive territory.

PANAMERICAN AUTOMOTIVE CORPORATION

     PAAT currently holds the Master License for Costa Rica, which was executed in March 2000. This Master License agreement grants PAAT the right to expand into other areas of Central America. PAAT is moving forward with their plans to expand into Nicaragua, Honduras, Guatemala, San Salvador and Belize. Through the execution of additional Master License agreements between PAAT and WTA, PAAT is also expanding into the Caribbean Islands and Mexico. As of September 30, 2001, the licensee had not yet placed an order for a factory to manufacture the WorldStar™ vehicle.

NIGERIA

     A Master License Agreement was executed on July 12, 2000 between the Company and IMR Motors Limited (“IMR”). A Standard Manufacturing and Distribution License Agreement was executed between IMR, as MLH for the region, and SIGWA Motors Limited (“SIGWA”), as MDLH. The MDL has been signed, however, the payment necessary to initiate the shipment of a factory has not been received. As of September 30, 2001, no factory to manufacture the WorldStar™ vehicle has been shipped. Current civil unrest in Nigeria has caused further delays for the MLH’s efforts to proceed with development plans.

CHINA

     A Master License Agreement was executed on September 12, 2000 between the Company and World Star Utility, Inc. (“WSU”). As of September 30, 2001, this licensee has not yet placed an order for a factory to manufacture the WorldStar™ vehicle.

INDIA:

     A Master License Agreement was executed on September 15, 2000 between the Company and AMR Motors Limited (“AMR”). A Standard Manufacturing and Distribution License Agreement was executed between AMR, as MLH for the region, and Premier Skimmer Motor Company, Limited (“PSM”), as MDLH. The MDL has been signed, however, the payment necessary to initiate the shipment of a factory has not been received. As of September 30, 2001, no factory to manufacture the WorldStar™ vehicle has been shipped.

GUINEA

     A Master License Agreement was executed on September 20, 2000 between the Company and African Motors Ltd. (“AML”). The MLH is attempting to obtain financing to proceed with the development of the WorldStar™ production facilities. As of September 30, 2001, this licensee has not yet placed an order for a factory to manufacture the WorldStar™ vehicle.

SENEGAL

     A Master License Agreement was executed on October 13, 2000 between the Company and American Transport Sales, Inc. (“ATS”). The MLH is awaiting the development of a diesel version of the WorldStar™ vehicle in order to develop the territory of Senegal. As of September 30, 2001, this licensee has not yet placed an order for a factory to manufacture the WorldStar™ vehicle.

NON PROFIT PROGRAM

     In June 2001, the National Football League Retired Players Foundation (“NFLRPF”) signed a Master Economic Development License with the Company. The focus of the project under this License is to open factories in Africa to produce the WorldStar™ utility vehicles in conjunction with training programs for entrepreneurs. As of September 30, 2001, this licensee has not yet placed an order for a factory to manufacture the WorldStar™ vehicle. The licensee has

120 days from entering into the contract to perform by purchasing the Initial Production Line and making a deposit.

ZASTAVA

     Zastava has granted the Company a five-year agreement to represent their product in both the Automobile and Truck Divisions to sell Complete Knock Down or Completely Built Up systems. Zastava is an automobile production company that is located in Kragujavec, Yugoslavia which produces the Florida and Ciao cars. The Company is currently evaluating how this additional product will fit into the business plan for the development of WorldStar™ factories. The Company also has an exclusive agreement with Zastava to supply the drive train and ancillary parts for all WorldStar™ vehicles.

4.	Related party transactions:

     The Company has an outstanding stockholder’s loan of $27,877 on September 30, 2001, which is unsecured, non-interest bearing and due on demand. During the three months ended September 30, 2001 the stockholder loaned $18,223 to the Company. This total for the stockholder’s loan includes the fiscal year end outstanding balance of $9,654.

5.	Inventory:

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. Inventory as of September 30, 2001 is comprised of the following:

Finished goods	$82,468

6.	Common Stock Transactions:

Stock issued for services:

     During the three months ended September 30, 2001, the Company issued 650,000 shares of common stock to various independent contractors for services rendered and to be provided. The stock was issued at market value, which varied from $.09 per share to $.20 per share. Compensation expense associated with this issuance was equal to $120,100.

     In addition to the common stock issued for services, the Company issued 200,000 shares of stock as a donation to the NFLRPF. The stock was issued at market value, which varied from $.14 per share to $.20 per share. The donation value associated with this issuance was equal to $34,000.

Sale of stock:

     For the three months ended September 30, 2001, the Company issued 488,333 shares of common stock at market prices ranging from $.05 to $.16 to new stockholders of the Company, for proceeds of $46,125.

7.	Restatement for three months ended September 30, 2000

     The prior year financial balances for the three months ended September 30, 2000 have been revised to account for audit adjustments made at year-end June 30, 2001. This restatement reclassified an adjustment from the fourth quarter of the fiscal year, into the first quarter of the fiscal year ended June 30, 2001. This restatement does not affect the year-end financial balances for fiscal year ended June 30, 2001.

8.	Litigation

     At fiscal year end June 30, 2001, the Company had legal issues outstanding with former employees. During the three months ended September 30, 2001, the Company settled with Carlos Cano, a former employee, for the sum of $50,000. The first payment of $20,000 was due on October 1, 2001, and has not yet been paid.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Financial condition and liquidity:

     As shown in the financial statements, the Company incurred a net loss of $375,348 and net cash used in operating activities of $64,559 for the three months ended September 30, 2001. Management cannot determine when the Company will become profitable, if ever, and when operating activities will begin to generate cash, if ever. If operating activities continue to use substantial amounts of cash, the Company will need additional financing. These matters raise substantial doubt about the ability of the Company to continue as a going concern.

     Historically, the Company has funded its operations through sales of common stock to private investors and borrowings from a stockholder. Management plans to obtain the funds needed to enable the Company to continue as a going concern through the private sales of common stock and sales of master licenses and manufacturing and distribution licenses. However, management cannot provide any assurance that the Company will be successful in consummating any private sales of common stock or generating sufficient license fee payments for master and manufacturing and distribution licenses. Additionally, the Company is evaluating its current business plan to determine necessary changes to facilitate collection of license fees under the currently executed license agreements, and factory shipments and installations.

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

     During the next year, the Company anticipates that the payment of auto parts fees and royalty income will increase based on the increased production of existing WorldStar™ factories in Colombia and the Philippines. Additionally, the Company is evaluating its current business plan to determine what has hindered the order for factories and the collection of license fees under the currently executed license agreements. In evaluating the WTA business plan, the Company intends to obtain valuable comments from the license holders that have successfully established existing WorldStar™ factories.

     As of September 30, 2001 the Company had $1,090 cash on hand and in the bank.

     The primary sources of cash and financing for the Company for the three months then ended were $46,125 from sales of common stock and deposits for the purchase of common stock, and $18,223 from a shareholder loan. The primary uses of cash during that period were $64,559 to finance the Company’s operations. The Company currently maintains a positive cash balance through sales of common stock.

Results of operations:

     The Company’s total revenue was $2,167 during the three months ended September 30, 2001, a decrease of 99% from its total revenue of $198,599 during the three months ended September 30, 2000. Revenue from the three months ended September 30, 2001 consisted of freight income and royalty income. The same three-month period for 2000 had sales that consisted primarily of automobile parts.

     The Company has experienced a decrease in revenues in the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. There have been no new license agreements signed during the period, and therefore no license sales have been recorded. Because of delay in the payment of license fees on agreements previously executed, no license sales were recorded during this period. Delay in the payment of license fees has also stagnated the shipping and installation of factories and as a result, license holders have not placed orders for auto parts. Additionally, as stated under “MASTER LICENSE AND MANUFACTURING & DISTRIBUTION LICENSES”, CBN is experiencing bureaucratic delays finalizing registration requirements. This has affected the production level for this licensee, therefore placement of orders for auto parts were delayed, and this reduced the auto parts fees and royalty income to the Company.

     The Company sustained a net loss of $375,348 for the three months ended September 30, 2001 compared to net loss of $1,454,233 for the three months ended September 30, 2000. A decrease of 74% in net loss was primarily due to the effort on the part of management to streamline the operations of the Company until cash flow increases. The Company laid off a number of employees and has reduced the size of the office space occupied by the Company. Other expenses that have been dramatically decreased as compared to the same three month period last year include: travel expenses, shop and production expenses, and professional fees which include general consulting, production and logistics consulting expenses. Additionally, the commission expense during the three months ended September 30, 2001 was $100,000. The commission expense during the three months ended September 30, 2000 was $855,450.

     Because of the result of operations for fiscal year ended June 30, 2001 and the three months ended September 30, 2001 the Company is reevaluating the existing business plan in operation. The Company is determining the modifications necessary to overcome the delays and stagnation in territory development currently experienced by licensees.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings.

     In January 2001, WTA reached a settlement agreement with Andino and PAEZ regarding the Colombia license operations. As of the three months ended September 30, 2001 the balance due on the settlement is $10,000. PAEZ continues to operate their WorldStar™ factory and is in the process of expanding their operation to fulfill their projected sales for the remainder of this calendar year.

     At fiscal year end June 30, 2001, the Company had legal issues outstanding with former employees. During the three months ended September 30, 2001, the Company settled with Carlos Cano, a former employee, for the sum of $50,000. The first payment of $20,000 was due on October 1, 2001, and has not yet been paid.

     A judgment was awarded against the Company in a legal case, which stemmed from a worker’s compensation claim filed by Chris Powers, a former employee who worked at the Company several years ago. The monetary amount of the judgment is yet to be determined.

     The Company from time to time is presented with other legal issues. As of the three months ended September 30, 2001, there are no other legal issues with material bearing on the Company,

ITEM 2-4. Not applicable

ITEM 5. Other Information.

PROPERTIES

     Effective after the three months ending September 30, 2001, the Company relocated its corporate office to 140 West Park Avenue, Suite 219, El Cajon, CA 92020. The Company signed a one-year lease and now occupy approximately 300 square feet of office space. The Company vacated the office space in Santee in an effort to downsize the operational expenses. Additionally, the Company closed the office in Washington D.C. effective in September 2001. The Company is in the process of establishing a Canadian office at 14505 Bannister Road S.E., Calgary, Alberta, Canada T2X 3J3.

DIRECTORS

     In August 2001, Paul Hewitt resigned as a Director of the Company. Mr. Hewitt was a Director of the Company since July 1, 1998.

ITEM 6. Exhibits and Reports on Form 8-K.

a.	No reports on Form 8-K were filed during the fiscal quarter ended September 30, 2001.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLD TRANSPORT AUTHORITY, INC.

Date: November 19, 2001	/s/ LYLE WARDROP

Lyle Wardrop President, Director