Form 10QSB
period 2001-12-31
WORLD TRANSPORT AUTHORITY INC
filed 2002-02-13
CIK 1028130

CONFORMED SUBMISSION TYPE:    10QSB

PUBLIC DOCUMENT COUNT:        1
CONFORMED PERIOD OF REPORT:   20011231
FILED AS OF DATE:             20020213

FILER:

      COMPANY DATA:
      COMPANY CONFORMED NAME:  WORLD TRANSPORT AUTHORITY, INC.
                               (formerly Composite Automobile Research, Ltd.)
      CENTRAL INDEX KEY:       0001028130
      STANDARD INDUSTRIAL CLASSIFICATION:
                               MOTOR VEHICLES & PASSENGER CAR BODIES [3711]
      IRS NUMBER:	                  931202663
      FISCAL YEAR END:              630

      FILING VALUES:
            FORM TYPE:              10QSB
            SEC ACT:
            SEC FILE NUMBER:        000-23693
            FILM NUMBER:            99627765

      BUSINESS ADDRESS:
            STREET 1:               140 West Park Avenue
            CITY:                   El Cajon
            STATE:                  CA
            ZIP:                    92020
            BUSINESS PHONE:         6195932440

      MAIL ADDRESS:
            STREET 1:               140 West Park Avenue
            CITY:                   El Cajon
            STATE:                  CA
            ZIP:                    92020


INDEX                                                                PAGE NO.

PART I      FINANCIAL INFORMATION
      ITEM 1.     FINANCIAL STATEMENTS                                     3
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS     6
      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                     12

PART II     OTHER INFORMATION
      ITEM 1.     LEGAL PROCEEDINGS                                       14
      ITEM 5.     OTHER INFORMATION                                       14
      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                        14

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934


                        For Quarter ended December 31, 2001
                         Commission File Number 0-23693


  ---------------------------------------------------------------------------


                          WORLD TRANSPORT AUTHORITY, INC.

             (Exact name of registrant as specified in its charter)


        Alberta, BC                                           93-1202663
(State of Incorporation)                 (I.R.S. Employer Identification No.)

                         140 West Park Avenue, Suite 219
                            El Cajon, California 92020
-----------------------------------------------------------------------------

                      (Address of Principal Executive Offices)
(619) 593-2440                                            Fax: (619) 593-2444
             -----------------------------------------------------
             (Registrant's telephone and fax number, including area code)
----------------------------------------------------------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

     As of December 31, 2001, the registrant had 66,420,609 shares of common stock, no stated par value, issued and outstanding.

PART I  FINANCIAL INFORMATION		ITEM 1. Financial Statements
              WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001
                                   (UNAUDITED)
                                     ASSETS
Current Assets:
      Cash                                                 $       451
      Accounts receivable, net                                  64,936
      Other receivable                                          15,750
      Inventories                                               82,468
      Other current assets                                      12,785
                                                           -----------
        Total Current Assets                                   176,390
                                                           -----------
Fixed Assets:
      Property and Equipment                                 1,486,297
        Less Depreciation                                    1,107,752
                                                           -----------
                                                               378,545
Other Assets                                                    31,197

TOTAL ASSETS                                               $   586,132
                                                           ===========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
      Accounts payable                                     $   242,585
      Accrued expenses                                         243,281
      Capital lease obligations, current portion                 2,807
      Investor deposit                                           5,000
      Due to stockholder                                        30,862
                                                           -----------
        Total Current Liabilities                              524,535
                                                           -----------
Long Term Liabilities
      Deferred license fees                                    237,000
      Capital lease obligations, net of current portion         28,745
                                                           -----------
  Total Long Term Liabilities                                  265,745

TOTAL LIABILITIES                                              790,280
                                                           -----------
Commitments and Contingencies
Stockholders' Deficiency:
     Common stock: unlimited shares authorized,
       no par value; 66,420,609 shares issued
       and outstanding                                      12,467,565

     Accumulated Deficit                                   (12,671,713)

       Total stockholders' deficiency                         (204,148)
                                                           -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY             $   586,132
                                                           ===========

         SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                              Three Months Ended           Six Months Ended
                                 December 31,                 December 31,
                         -------------------------------------------------------
                             2001            2000         2001           2000
                         -------------------------------------------------------
                                           (Restated)                 (Restated)
Revenue:
     Net sales            $    12,182   $    10,486   $    13,348   $   209,085
     Royalties                  9,000             0        10,000             0
                          -----------   -----------   -----------   -----------
       Total revenue           21,182        10,486        23,348       209,085

Cost of goods sold                  0         8,980           891       187,792
                          -----------   -----------   -----------   -----------
Gross profit                   21,182         1,506        22,457        21,293
                          -----------   -----------   -----------   -----------
Operating expenses:
     Selling and general
     expenses                 177,964       484,530       491,555     1,894,292
     Depreciation and
     amortization              68,711        63,418       136,993       126,396
                          -----------   -----------   -----------   -----------
Total operating expenses      246,675       547,948       628,548     2,020,688

Other income                    5,312             0        10,562             0
                          -----------   -----------   -----------   -----------

Net loss                  $  (220,181)  $  (546,442)  $  (595,529)  $(1,999,395)
                          ===========   ===========   ===========   ===========

Basic net loss per share  $        (-)  $      (.01)  $      (.01)  $      (.03)
                          ===========   ===========   ===========   ===========
Basic weighted average
    shares outstanding     66,311,859    59,416,346    65,953,299    60,644,435
                          ===========   ===========   ===========   ===========











           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                      Six months ended
                                                         December 31,
                                                 --------------------------
                                                      2001          2000
                                                 ------------  ------------
                                                                 (Restated)

Operating activities:
   Net loss                                       $  (595,529)  $(1,999,395)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
      Depreciation and amortization                   136,993       126,396
      Common stock issued for services, bonuses,
        and compensation                              125,325     1,128,578
      Common stock issued for donations                34,000
Changes in operating assets and liabilities:
      Accounts receivable                              (9,943)     (114,385)
      Related party receivable                          5,800        22,183
      Inventories                                           0         4,220
      Other current assets                             42,056        (1,611)
      Due from affiliates                                   0       (47,118)
      Accounts payable                                 86,301        91,145
      Accrued expenses                                 87,913        (6,138)
      Deferred license fees                             5,000       182,000
                                                  -----------   -----------
        Net cash used in operating activities         (82,084)     (614,125)
                                                  -----------   -----------
Investing activities:
      Purchases of property and equipment                   0       (30,123)
                                                  -----------   -----------
Financing activities:
      Advances from related party                      21,208       107,885
      Proceeds from sales of common stock              61,125       384,274
      Payments of capital lease obligation            ( 2,245)            0
                                                  -----------   -----------
        Net cash provided by financing activities      80,088       492,159
                                                  -----------   -----------

Net decrease in cash                                   (1,996)     (152,089)

Cash at beginning of period                             2,447       175,157
                                                  -----------   -----------
Cash at end of period                             $       451   $    23,068
                                                  ===========   ===========



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Interim Reporting

     In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of World Transport Authority, Inc. and its subsidiaries (the "Company") as of December 31, 2001, their results of operations for three months and six months ended December 31, 2001 and 2000, and cash flows for the six months ended December 31, 2001 and 2000.

     Pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements, unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of June 30, 2001, and for the years ended June 30, 2001 and 2000 included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001, that was previously filed with the SEC.

     Results for the six months ended December 31, 2001 are not necessarily indicative of the results to be obtained for the full year.

2.   Basis of Presentation

     As shown in the accompanying condensed consolidated financial statements, the Company had a net loss of $595,529 and net cash used in operating activities of $82,084 for the six months ended December 31, 2001. Management cannot determine when the Company will become profitable, if ever, and when operating activities will begin to generate cash, if ever. If operating activities continue to use substantial amounts of cash, the Company will need additional financing. These matters raise substantial doubt about the ability of the Company to continue as a going concern.

     Historically, the Company has funded its operations through sales of common stock to private investors and borrowings from a stockholder.
Management plans to obtain the funds needed to enable the Company to continue as a going concern through the private sales of common stock and sales of master licenses, manufacturing and distribution licenses, auto parts fees and royalties. However, management cannot provide any assurance that the Company will be successful in consummating any private sales of common stock or generating sufficient license fee payments for master and manufacturing and distribution licenses.

     The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. If the Company is unable to raise additional capital or generate sales of licenses, it may be required to liquidate assets or take actions, which may not be favorable to the Company, in order to continue operations. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.   Organization and Summary of Significant Accounting Policies
Organization and Nature of Operations

     The Company was incorporated in the Province of Alberta, Canada in January 1996 pursuant to the Alberta Business Corporations Act. The Company was incorporated to facilitate an initial public offering in order to provide funding for a new motor vehicle prototype. The prototype vehicle has been developed into the WorldStarTM utility vehicle, which is now produced using the WTA micro-manufacturing process.

     The Company, through its wholly owned subsidiary, World Transport Authority, Inc. ("WTA"), a Nevada corporation, is in the business of designing vehicles and selling licenses to others to produce these vehicles in markets around the world.

     The Company sells a Master License for each predetermined geographic region or each country, depending on the estimated vehicle sales in each market. The price for this Master License varies depending upon the population of the geographic region or country served. The Master License Holder ("MLH") is responsible for selling Manufacturing and Distribution Licenses for individual factories throughout their country or region. The MLH provides all support for each factory, including training and marketing, utilizing local customs and language.

     Generally, a license holder is required to pay its Master License fee by remitting a specified percentage of each Manufacturing and Distribution License fee to the Company. As a result of the uncertainties related to the realization of such fees, revenues from the sale of a Master License are recognized when the Company receives the specified percentage payment from the MLH upon the sale of a Manufacturing and Distribution License, and the Company has provided substantially all of the factory components and training sufficient to enable the licensee to begin vehicle production.

     Sales of manufactured vehicle components are recognized upon shipment of the components. Royalty payments based on the production and/or sale of vehicles are recognized when earned. Revenues from sales of licenses to build and sell manufacturing plants will be recognized upon completion and shipment of the manufacturing plants by the licensee.

     The Company, through its wholly owned subsidiary, World Star Logistics, Inc. ("WSL") generates revenue from the sales of manufactured vehicle components. WSL was incorporated in the State of Nevada and began operations in May 2000.

     WSL has been successful in making a substantial reduction in the number of suppliers of parts for the WorldStarTM vehicle. The result is consolidated shipments, an advantage of economies of scale to reduce costs and reliable supply of parts and materials for the factory. Effective during the period ended September 30, 2001, the logistics operations transferred to the WTA office in the Philippines. The department is under the supervision of the Chief Technical Officer for the Company. Revenue recognition is either upon shipment of the components or upon production of the vehicle.

     The Company obtained a majority ownership of PanAmerican Automotive Corporation ("PAAT") (formerly Greenvolt, Inc.) through the transfer of stock to WTA as payment by PAAT for license fees. These license fees granted PAAT an exclusive area for production of the WorldStarTM utility vehicle. The amounts related to PAAT have not been considered to be material. In November 2001, PAAT merged with Lexor International Inc., a Maryland corporation. Effective November 27, 2001 the name of the company changed to Lexor International, Inc. ("LEXOR"), the trading symbol became LXOR, and there was a one-for-seven reverse stock split. As consideration for the acquisition of LEXOR, PAAT issued 232,751,860 post-split common shares of PAAT. Through the issuance of common stock for the acquisition, WTA moved to the status of a minority ownership position of LEXOR. The principal business of LEXOR is premium beauty supply equipment and products, and it has not yet been determined if LEXOR will develop the WorldStarTM project in the exclusive areas in which it holds licenses.

     The Company has executed an agreement with CBN World Star, Inc. ("CBN"), the Philippine MLH, which grants to CBN the license to build and sell manufacturing plants on behalf of WTA for the manufacture of the WorldStarTM product line. The agreement limits CBN's right to produce factories to license holders within their Area of Exclusivity. The Company will recognize revenue associated with the license for production of factories upon completion and shipment of manufacturing plants by the licensee.

        MASTER LICENSE AND MANUFACTURING & DISTRIBUTION LICENSES

     No new Master License agreements or Manufacturing and Distribution Agreements were effective during the three months ended December 31, 2001.
The Company has the following active license agreements: six Master License Agreements and three Manufacturing and Distribution Licenses for the following territories as of the period ended December 31, 2001.

PHILIPPINES

     After a lengthy process CBN, the WorldStarTM MLH in the Philippines, acquired a "Certificate of Accreditation" from the Philippine government in May 2001. This accreditation grants CBN the right to sell and distribute the WorldStarTM vehicle throughout all of the Philippines. CBN continued to encounter bureaucratic maneuverings from other Philippine governmental agencies in order to finalize the additional official registration requirements. This delay caused CBN to halt vehicle production until the matter was resolved and vehicles can be sold.

     In October 2001, CBN enlisted the assistance of the U.S. Embassy in the Philippines to resolve the blockades in obtaining final registration for the WorldStarTM vehicle. The entire staff of the Embassy provided substantial support in overcoming this hurdle. Subsequent to quarter end, representatives from the U.S. Embassy accompanied CBN to the Land Transportation office in Manila and were successful in obtaining the final approval. The WorldStarTM vehicle is now being registered in the Philippines, which paves the way for CBN to begin vehicle production again. In late January, the new Embassador to the Philippines hosted a celebration where the WorldStarTM vehicle was highlighted as an example of excellent United States technology.

     Even though the process has been lengthier than anticipated, CBN has continued to pursue the marketing and promotion of the WorldStarTM vehicle, while completing the vehicle induction requirements.

COLOMBIA

     WorldStar Andino Corporation ("Andino"), the MLH for the region of South America has one Manufacturing and Distribution License Holder ("MDLH") which is World Star Paez S.A. ("PAEZ"), who has the exclusive rights to produce the WorldStarTM vehicle in Colombia.

PANAMERICAN AUTOMOTIVE CORPORATION

     PAAT currently holds the Master License for Costa Rica, which was executed in March 2000. This Master License agreement grants PAAT the right to expand into other areas of Central America. Through the execution of additional Master License agreements between PAAT and WTA, PAAT is also expanding into the Caribbean Islands and Mexico. As stated under the section Organization and Nature of Operations above, PAAT has merged with LEXOR, and it has not yet been determined if LEXOR will pursue the development of the WorldStarTM in their exclusive territories. As of December 31, 2001, the licensee had not yet placed an order for a factory to manufacture the WorldStarTM vehicle.

NIGERIA

     A Master License Agreement was executed on July 12, 2000 between the Company and IMR Motors Limited ("IMR"). A Standard Manufacturing and Distribution License Agreement was executed between IMR, as MLH for the region, and SIGWA Motors Limited ("SIGWA"), as MDLH. The MDL has been signed, however, the payment necessary to initiate the shipment of a factory has not been received. As of December 31, 2001, no factory to manufacture the WorldStarTM vehicle has been shipped. Current civil unrest in Nigeria has caused further delays for the MLH's efforts to proceed with development plans. Subsequent to the quarter ended December 31, 2001, WTA cancelled the Master License Agreement with IMR due to continued delays in territory development. WTA has agreed to honor the existing MDLH with SIGWA.

CHINA

     A Master License Agreement was executed on September 12, 2000 between the Company and World Star Utility, Inc. ("WSU"). As of December 31, 2001, this licensee has not yet placed an order for a factory to manufacture the WorldStarTM vehicle.

INDIA

     A Master License Agreement was executed on September 15, 2000 between the Company and AMR Motors Limited ("AMR"). A Standard Manufacturing and Distribution License Agreement was executed between AMR, as MLH for the region, and Premier Skimmer Motor Company, Limited ("PSM"), as MDLH. The MDL has been signed, however, the payment necessary to initiate the shipment of a factory has not been received. As of December 31, 2001, no factory to manufacture the WorldStarTM vehicle has been shipped.

     The business development direction for this licensee has shifted to development of an Export Program from India, rather than production for sale within the country. This is contrary to the fundamental philosophy of WTA, that vehicle production and sales in-country reduces customs and tariffs, which further reduces the sales price of the vehicle. Subsequent to the quarter ended December 31, 2001, WTA cancelled the Master License Agreement with AMR due to continued delays in territory development.
GUINEA

     A Master License Agreement was executed on September 20, 2000 between the Company and African Motors Ltd. ("AML"). The MLH is attempting to obtain financing to proceed with the development of the WorldStarTM production facilities. As of December 31, 2001, this licensee has not yet placed an order for a factory to manufacture the WorldStarTM vehicle. Subsequent to the quarter ended December 31, 2001, this licensee forwarded correspondence to WTA indicating their desire to cancel their Master License agreement.

SENEGAL

     A Master License Agreement was executed on October 13, 2000 between the Company and American Transport Sales, Inc. ("ATS"). The MLH is awaiting the development of a diesel version of the WorldStarTM vehicle in order to develop the territory of Senegal. As of December 31, 2001, this licensee has not yet placed an order for a factory to manufacture the WorldStarTM vehicle.

NON PROFIT PROGRAM

     In June 2001, the National Football League Retired Players Foundation ("NFLRPF") signed a Master Economic Development License with the Company. The focus of the project under this License is to open factories in Africa to produce the WorldStarTM utility vehicles in conjunction with training programs for entrepreneurs. As of December 31, 2001, this licensee has not yet placed an order for a factory to manufacture the WorldStarTM vehicle. The license agreement stated that NFLRPF had 120 days from entering into the contract to perform by purchasing the Initial Production Line and making a deposit.
NFLRPF failed to accomplish either of these criteria, therefore based on failure to perform, this license is null and void.

Zastava

     Zastava has granted the Company a five-year agreement to represent their product in both the Automobile and Truck Divisions to sell Complete Knock Down or Completely Built Up systems. Zastava is an automobile production company that is located in Kragujavec, Yugoslavia, which produces the Florida and Ciao cars. The Company is currently evaluating how this additional product will fit into the business plan for the development of WorldStarTM factories. The Company also has an exclusive agreement with Zastava to supply the drive train and ancillary parts for all WorldStarTM vehicles.

4.   Related party transactions:

     The Company has an outstanding stockholder loan of $30,862 at December 31, 2001, which is unsecured, non-interest bearing and due on demand. During the six months ended December 31, 2001 the stockholder loaned $21,208 to the Company. This total for the stockholder's loan includes the fiscal year end outstanding balance of $9,654.

5.   Inventory:

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method. Inventory consists of finished goods.

6.   Common Stock Transactions:

Stock issued for services:

     During the three months and six months ended December 31, 2001, the Company issued 75,000 shares and 725,000 shares respectively of common stock to various independent contractors for services rendered and to be provided. The stock was issued at market value of $.055 per share during the three month period and $.055 per share to $.20 per share during the six month period ended December 31, 2001. Compensation expense associated with this issuance was equal to $4,125 and $124,225 respectively during the three months and six months ended December 31, 2001.

     In addition to the amounts for stock issued for services, the Company issued 20,000 shares of common stock to various employees during the three and six months ended December 31, 2001 at the market price of $.055 per share. Compensation expense associated with this issuance amounted to $1,100.

	Additionally, during the six month period ended December 31, 2001, the Company issued 200,000 shares of stock as a donation to the NFLRPF. The stock was issued at market value, which varied from $.14 per share to $.20 per share. The donation value associated with the issuance was equal to $34,000. During the three month period ended December 31, 2001 there was no issuance of stock as a donation.

Sale of stock:

     For the three months and six months ended December 31, 2001, the Company issued 340,000 shares and 828,333 shares respectively of common stock. The stock as issued at market value, which varied from $.04 per share to $.05 per share during the three month period, and $.04 per share to $.16 per share during the six month period ended December 31, 2001, in exchange for $15,000 and $61,125 respectively.

7.   Restatement for six months ended December 31, 2000

     The prior year financial statement balances for the six months ended December 31, 2000 have been adjusted for audit adjustments made at year-end June 30, 2001. This restatement reclassified an adjustment from the fourth quarter of the fiscal year, into the second quarter of the fiscal year ended June 30, 2001. This restatement does not affect the year-end financial statement balances for fiscal year ended June 30, 2001.

8.   Litigation

     At fiscal year end June 30, 2001, the Company had legal issues outstanding with former employees. During the three months ended September 30, 2001, the Company settled with Carlos Cano, a former employee, for the sum of $50,000.
The first payment of $20,000 was due on October 1, 2001, and has not yet been paid. Under the terms of the settlement agreement, failure to pay the initial settlement payment caused the total settlement amount to increase to $150,000. In December 2001, an Award of Arbitrator was handed down in the matter of Thomas Bowers vs. World Transport Authority, Inc. The arbitrator ruled that WTA pay to Bowers the sum of $74,925, plus interest at the rate of ten percent and legal fees.

     Additionally, a number of vendors that have provided services to WTA are pursuing the amounts owed to them through collections and legal process.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial condition and liquidity:

     As shown in the financial statements, the Company incurred a net loss of $595,529 and net cash used in operating activities of $82,084 for the six months ended December 31, 2001. Management cannot determine when the Company will become profitable, if ever, and when operating activities will begin to generate cash, if ever. If operating activities continue to use substantial amounts of cash, the Company will need additional financing. These matters raise substantial doubt about the ability of the Company to continue as a going concern.

     Historically, the Company has funded its operations through sales of common stock to private investors and borrowings from a stockholder. Management plans to obtain the funds needed to enable the Company to continue as a going concern through the private sales of common stock, sales of master licenses, manufacturing and distribution licenses, auto parts fees and royalties.
However, management cannot provide any assurance that the Company will be successful in consummating any private sales of common stock or generating sufficient license fee payments for master and manufacturing and distribution licenses. Additionally, the Company is continuing to evaluate its current business plan to determine necessary changes to facilitate collection of license fees under the currently executed license agreements, and factory shipments and installations.

     The consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. If the Company is unable to raise additional capital or generate sales of licenses it may be required to liquidate assets or take actions, which may not be favorable to the Company, in order to continue operations. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     During this year, the Company anticipates that the payment of auto parts fees and royalty income will increase based on the increased production of the existing WorldStarTM factory in Colombia and the successful registration of the WorldStarTM vehicle in the Philippines. Additionally, the Company has evaluated its current business plan to determine what has hindered the order for factories and the collection of license fees under the currently executed license agreements.

     Evaluation of the WTA business plan led to several conclusions. The Company has completed each step of the business plan that was outlined for the Company. WTA envisioned developing a utility vehicle that was extremely strong, durable, long lasting and inexpensive, and the Company was successful in developing the WorldStarTM. The Company focused on creating a micro-manufacturing process for producing that vehicle in developing nations, and the WorldStarTM Factory-In-a-Box emerged. The Company set out to license this product in developing nations and now have two operational WorldStarTM factories, one in Asia and one in South America. However, WTA has struggled with finding the optimum partners in a given market to become the Master License Holder and develop the territory.

     In order to reach the most ideal partner for the targeted developing nations, WTA is now working with the International Commercial Services division of the United States Department of Commerce. By obtaining the assistance of the U.S. Commercial Services Office, the Company is able to utilize their vast resources and market research for the selection of international partners. U.S. Commercial Services is capable of providing a variety of services to the Company to assist in expanding the potential in the international marketplace. The International Partner Search program utilizes the U.S. Commercial Services team of experts in over 80 countries to work on the Company's behalf to generate business. WTA provides the marketing materials and background on the company and, for a minimal fee, U.S. Commercial Services uses its worldwide network and extensive contacts in the target market to identify potential partners. In addition to identifying partners, this government agency will also schedule meetings, attend the meetings and arrange necessary business services, such as translators, in these foreign countries. The U.S. Commercial Services office is looking forward to assisting World Transport Authority, Inc. in achieving its global presence and feels they can provide significant support and direction for WTA in its pursuit of international business partners.

     The primary sources of cash and financing for the Company for the six months then ended were $61,125 from sales of common stock and deposits for the purchase of common stock, and $21,208 from a shareholder loan. The primary uses of cash during that period were $82,084 to finance the Company's operations.

Results of operations:

     The Company's total revenue was $23,348 during the six months ended December 31, 2001, a decrease of 89% from its total revenue of $209,085 during the six months ended December 31, 2000. Revenue from the six months ended December 31, 2001 consisted of freight and automobile parts income and royalty income. The same six-month period for 2000 had sales that consisted primarily of automobile parts.

     The Company has experienced a decrease in revenues in the six months ended December 31, 2001 as compared to the six months ended December 31, 2000. There have been no new license agreements signed during the period, and therefore no license sales have been recorded. Because of delay in the payment of license fees on agreements previously executed, no license sales were recorded during this period. Delay in the payment of license fees has also stagnated the shipping and installation of factories and as a result, license holders have not placed orders for auto parts. Additionally, as stated under "MASTER LICENSE AND MANUFACTURING & DISTRIBUTION LICENSES", CBN experienced bureaucratic delays finalizing registration requirements. This affected the production level for this licensee, therefore placement of orders for auto parts were delayed, and this reduced the auto parts fees and royalty income to the Company.

     The Company sustained a net loss of $595,529 for the six months ended December 31, 2001 compared to net loss of $1,999,395 for the six months ended December 31, 2000. A decrease of 70% in net loss was primarily due to the effort on the part of management to streamline the operations of the Company until cash flow increases. The Company laid off a number of employees and has reduced the size of the office space occupied by the Company. Other expenses that have been dramatically decreased as compared to the same six-month period last year, including: travel expenses, shop and production expenses, and professional fees which include general consulting, production and logistics consulting expenses. Additionally, the commission expense during the six months ended December 31, 2001 was $100,000. The commission expense during the six months ended December 31, 2000 was $855,450.

PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings.

     At fiscal year end June 30, 2001, the Company had legal issues outstanding with former employees. During the three months ended September 30, 2001, the Company settled with Carlos Cano, a former employee, for the sum of $50,000.
The first payment of $20,000 was due on October 1, 2001, and has not yet been paid. Under the terms of the settlement agreement, failure to cure the non-payment caused the total settlement amount to increase to $150,000. In December 2001, an Award of Arbitrator was handed down in the matter of Thomas Bowers vs. World Transport Authority, Inc. The arbitrator ruled that WTA pay to Bowers the sum of 74,924.95, plus interest at the rate of ten percent and legal fees.

     Additionally, a number of vendors that provided services to WTA are pursuing the amounts owed to them through collections and legal process.

     A judgment was awarded against the Company in a legal case, which stemmed from a worker's compensation claim filed by Chris Powers, a former employee who worked at the Company several years ago. The monetary amount of the judgment is yet to be determined.

ITEM 2-4.   Not applicable.

ITEM 5.     Other Information.

ITEM 6.     Exhibits and Reports on Form 8-K.

     a. No reports on Form 8-K were filed during the fiscal quarter ended December 31, 2001.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     WORLD TRANSPORT AUTHORITY, INC.


        Date:  February 13, 2002        /s/ LYLE WARDROP
                                     ----------------------------------------
                                     Lyle Wardrop
                                     President, Director