Form 10QSB
period 2002-03-31
WORLD TRANSPORT AUTHORITY INC
filed 2002-05-15
CIK 1028130

CONFORMED SUBMISSION TYPE:    10QSB

PUBLIC DOCUMENT COUNT:        1
CONFORMED PERIOD OF REPORT:   20020331
FILED AS OF DATE:             20020515

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

      MAIL ADDRESS:
            STREET 1:               140 West Park Avenue
            CITY:                   El Cajon
            STATE:                  CA
            ZIP:                    92020


INDEX                                                                PAGE NO.

PART I      FINANCIAL INFORMATION
      ITEM 1.     FINANCIAL STATEMENTS                                     3
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS     6
      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                     11

PART II     OTHER INFORMATION
      ITEM 1.     LEGAL PROCEEDINGS                                       12
      ITEM 5.     OTHER INFORMATION                                       13
      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                        13

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934


                        For Quarter ended March 31, 2002
                         Commission File Number 0-23693


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

                                 Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

     As of March 31, 2002, the registrant had 71,090,038 shares of common stock, no stated par value, issued and outstanding.

PART I  FINANCIAL INFORMATION		ITEM 1. Financial Statements
              WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                MARCH 31, 2002
                                   (UNAUDITED)

                                      ASSETS
Current Assets:
      Cash                                                 $     3,602
      Accounts receivable, net                                  70,272
      Other receivable                                          21,000
      Inventories                                               82,468
      Other current assets                                      15,583
                                                           -----------
        Total Current Assets                                   192,925
                                                           -----------
Fixed Assets:
      Property and Equipment                                 1,457,905
        Less Depreciation                                    1,170,071
                                                           -----------
                                                               287,834
Other Assets                                                    20,959

TOTAL ASSETS                                               $   501,718
                                                           ===========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
      Accounts payable                                     $   247,373
      Accrued expenses                                         274,444
      Due to stockholder                                        34,862
                                                           -----------
        Total Current Liabilities                              556,679
                                                           -----------
Long Term Liabilities
      Deferred license fees                                    237,000
                                                           -----------
  Total Long Term Liabilities                                  237,000

TOTAL LIABILITIES                                              793,679
                                                           -----------
Commitments and Contingencies
Stockholders' Deficiency:
     Common stock: unlimited shares authorized,
       no par value; 71,090,038 shares issued
       and outstanding                                      12,559,272

     Accumulated Deficit                                   (12,851,233)

       Total stockholders' deficiency                         (291,961)
                                                           -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY             $   501,718
                                                           ===========

         SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                Three Months Ended        Nine Months Ended
                                                       March 31,                March 31,
                                          -------------------------------------------------------
                                              2002            2001         2002           2001
                                          -------------------------------------------------------
                                                   (Restated)                  (Restated)
Revenue:
     Net sales                           $      5,337    $   119,631    $    18,685   $   328,717
     Royalties                                      0         12,000         10,000        12,000
                                         ------------    -----------    -----------   -----------
       Total revenue                            5,337        131,631         28,685       340,717

Cost of goods sold                              4,230         95,398          5,121       295,289
                                         ------------    -----------    -----------   -----------
Gross profit                                    1,107         36,233         23,564        45,428
                                         ------------    -----------    -----------   -----------
Operating expenses:
     Selling and general expenses             124,320        681,045        615,996     2,476,256
     Depreciation and amortization             62,318         65,783        199,311       192,179
                                         ------------    -----------    -----------   -----------
Total operating expenses                      186,638        746,828        815,307     2,668,435

Other income                                    5,751              0         16,313             0
                                         ------------    -----------    -----------   -----------

Net loss                                 $   (179,780)   $  (710,595)   $  (775,430) $(2,623,007)
                                         ============    ===========    ===========   ===========

Basic net loss per share                 $        (-)    $     (.01)  $       (.01)  $      (.04)
                                         ============    ===========   ============   ===========
Basic weighted average shares outstanding  68,339,986     61,787,843     66,737,248    60,165,305
                                         ============    ===========   ============   ===========



















           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                       Nine months ended
                                                            March 31,
                                                  -------------------------
                                                      2002          2001
                                                  -----------   -----------
                                                                 (Restated)

Operating activities:
   Net loss                                       $ (775,430)  $(2,623,007)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
      Depreciation and amortization                  199,311       192,179
      Common stock issued for services, bonuses,
        and compensation                             165,382     1,332,791
      Common stock issued for donations               34,000
      Changes in operating assets and liabilities:
      Accounts receivable                            (15,280)      (56,354)
      Related party receivable                         7,300        22,183
      Inventories                                          0        (1,475)
      Other current assets                            32,509       (10,539)
      Due from affiliates                                  0       (42,118)
      Accounts payable                               130,390        13,700
      Accrued expenses                               121,294        62,074
      Deferred license fees                            5,000       182,000
                                                  ----------    ----------
        Net cash used in operating activities        (95,524)     (928,566)
                                                  ----------    ----------
Investing activities:
      Purchases of property and equipment                  0       (30,123)
                                                  ----------    ----------
Financing activities:
      Advances from related party                     25,208       171,228
      Proceeds from sales of common stock            112,775       622,324
      Payments of capital lease obligation           (41,304)            0
                                                  ----------    ----------
        Net cash provided by financing activities     96,679       793,552
                                                  ----------    ----------

Net increase (decrease) in cash                        1,155      (165,137)

Cash at beginning of period                            2,447       175,157
                                                  ----------    ----------
Cash at end of period                             $    3,602    $   10,020
                                                  ==========    ==========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Interim Reporting

     In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of World Transport Authority, Inc. and its subsidiaries (the "Company") as of March 31, 2002, their results of operations for three months and nine months ended March 31, 2002 and 2001, and cash flows for the nine months ended March 31, 2002 and 2001.

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

     Results for the nine months ended March 31, 2002 are not necessarily indicative of the results to be obtained for the full year.

2.   Basis of Presentation

     As shown in the accompanying condensed consolidated financial statements, the Company had a net loss of $775,430 and net cash used in operating activities of $95,524 for the nine months ended March 31, 2002. Management cannot determine when the Company will become profitable, if ever, and when operating activities will begin to generate cash, if ever. If operating activities continue to use substantial amounts of cash, the Company will need additional financing. These matters raise substantial doubt about the ability of the Company to continue as a going concern.

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

     The Company obtained a majority ownership of PanAmerican Automotive Corporation ("PAAT") (formerly Greenvolt, Inc.) through the transfer of stock to WTA as payment by PAAT for license fees. These license fees granted PAAT an exclusive area for production of the WorldStarTM utility vehicle. The amounts related to PAAT have not been considered to be material. In November 2001, PAAT merged with Lexor International Inc., a Maryland corporation. Effective November 27, 2001 the name of the company changed to Lexor International, Inc. ("LEXOR"), the trading symbol became LXOR, and there was a one-for-seven reverse stock split. As consideration for the acquisition of LEXOR, PAAT issued 232,751,860 post-split common shares of PAAT. Through the issuance of common stock for the acquisition, WTA moved to the status of a minority ownership position of LEXOR. The principal business of LEXOR is premium beauty supply equipment and products. Under a letter agreement between the Company, PAAT and LEXOR at the time of the LEXOR merger, LEXOR was required to sign a Manufacturing and Distribution License and pay the license fee within a specific period in order to maintain their Master License. Subsequent to the three months ended March 31, 2002, the Company notified LEXOR that the time had elapsed, and the Company was canceling the LEXOR Master License agreements for lack of performance. These territories included Costa Rica, Nicaragua, Honduras, Guatemala, El Salvador, Belize, Mexico and the Caribbean Island. This agreement also required that LEXOR file a registration of stock with the Securities and Exchange Commission in order for the Company to complete the dividend of PAAT stock to WTA shareholders. As of the period ended March 31, 2002, LEXOR had not completed that registration.

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

        MASTER LICENSE AND MANUFACTURING & DISTRIBUTION LICENSES

     No new Master License agreements or Manufacturing and Distribution Agreements were effective during the three months ended March 31, 2002. The Company has the following active license agreements: four Master License Agreements and three Manufacturing and Distribution Licenses for the following territories as of March 31, 2002.

PHILIPPINES

     In October 2001, CBN enlisted the assistance of the U.S. Embassy in the Philippines to resolve the blockades in obtaining final registration for the WorldStarTM vehicle. The entire staff of the Embassy provided substantial support in overcoming this hurdle. In January 2002, representatives from the U.S. Embassy accompanied CBN to the Land Transportation office in Manila and were successful in obtaining the final approval. The WorldStarTM vehicle is now registered in the Philippines. With the vehicle registration issue resolved, CBN is active in the marketing and sales of the vehicles, as well as territorial expansion. CBN's prospective sales led to the development of two additional styles of the WorldStar vehicle, referred to as the open-air canopy top model and the narrow van top model.

COLOMBIA

     WorldStar Andino Corporation ("Andino"), the MLH for the region of South America has one Manufacturing and Distribution License Holder ("MDLH"), which is World Star Paez S.A. ("PAEZ"), who has the exclusive rights to produce the WorldStarTM vehicle in Colombia. During the three months ended March 31, 2002 the Licensee has not provided reports to the Company detailing the sales and production for this period, as required by their license agreement.

LEXOR, FORMERLY KNOWN AS PANAMERICAN AUTOMOTIVE CORPORATION

     PAAT entered into the Master License for Costa Rica in March 2000. This Master License agreement grants PAAT the right to expand into other areas of Central America. Through the execution of additional Master License agreements between PAAT and WTA, PAAT expanded their exclusive territory into the Caribbean Islands and Mexico. As stated under the section Organization and Nature of Operations above, PAAT has merged with LEXOR. Under a letter agreement between the Company, PAAT and Lexor at the time of the LEXOR merger, LEXOR was required to sign a Manufacturing and Distribution License and transfer license payment within a specific period in order to maintain their Master License. Subsequent to the three months ended March 31, 2002, the Company notified LEXOR that the time had elapsed, and the Company terminated the LEXOR Master License agreements for lack of performance. These territories included Costa Rica, Nicaragua, Honduras, Guatemala, El Salvador, Belize, Mexico and the Caribbean Island.

NIGERIA

     A Master License Agreement was executed on July 12, 2000 between the Company and IMR Motors Limited ("IMR"). A Standard Manufacturing and Distribution License Agreement was executed between IMR, as MLH for the region, and SIGWA Motors Limited ("SIGWA"), as MDLH. The MDL was signed, however, the payment necessary to initiate the shipment of a factory has not been received. Civil unrest in Nigeria continued to cause further delays for the MLH's territorial development. On January 28, 2002, the Company cancelled the Master License Agreement with IMR due to lack of development in the territory. WTA has agreed to honor the existing MDL with SIGWA. As of March 31, 2002, there has been no further progress with regard to this license due to the continued political climate in Nigeria, and no factory to manufacture the WorldStarTM vehicle has been shipped.

CHINA

     A Master License Agreement was executed on September 12, 2000 between the Company and World Star Utility, Inc. ("WSU"). As of March 31, 2002, this licensee has not yet placed an order for a factory to manufacture the WorldStarTM vehicle.

SENEGAL

     A Master License Agreement was executed on October 13, 2000 between the Company and American Transport Sales, Inc. ("ATS"). The MLH is awaiting the development of a diesel version of the WorldStarTM vehicle in order to develop the territory of Senegal. As of March 31, 2002, this licensee has not yet placed an order for a factory to manufacture the WorldStarTM vehicle.

4.   Related party transactions:

     The Company has an outstanding stockholder loan of $34,862 at March 31, 2002, which is unsecured, non-interest bearing and due on demand. During the nine months ended March 31, 2002 the stockholder loaned $25,208 to the Company. This total for the stockholder's loan includes the fiscal year end outstanding balance of $9,654.

5.   Inventory:

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method. Inventory consists of finished goods.

6.   Common Stock Transactions:

Stock issued for services:

     During the three months and nine months ended March 31, 2002, the Company issued 2,443,322 shares and 3,168,322 shares respectively of common stock to various independent contractors for services rendered and to be provided. The stock was issued at market value ranging from $.025 to $.03 per share during the three month period and $.025 per share to $.20 per share during the nine month period ended March 31, 2002. The consulting expense associated with this issuance was equal to $70,625 and $194,850 respectively during the three months and nine months ended March 31, 2002.

     In addition to the amounts for stock issued for services, the Company issued 325,000 shares of common stock to various employees during the three months ended March 31, 2002 at the market price ranging from $.025 to $.04 per share. Compensation expense associated with this issuance amounted to $12,500. During the nine months ended March 31, 2002 the Company issued 345,000 shares of common stock to various employees at a market price ranging from $.025 to $.04 per share.

     In addition to the amounts for stock issued for services and to employees, the Company issued 500,000 shares of common stock to the Directors of the Company during the three and nine months ended March 31, 2002 at the market price of $.04 per share. Compensation expense associated with this issuance amounted to $20,000.

Additionally, during the nine month period ended March 31, 2002, the Company issued 200,000 shares of stock as a donation to the NFLRPF. This stock was issued during the three month period ended September 30, 2001. The stock was issued at market value, which varied from $.14 per share to $.20 per share. The donation value associated with the issuance was equal to $34,000. During the three-month period ended March 31, 2002 there was no issuance of stock as a donation.

Sale of stock:

     For the three months and nine months ended March 31, 2002, the Company issued 1,401,107 shares and 2,229,440 shares respectively of common stock. The stock was issued at market value, which varied from $.025 per share to $.04 per share during the three month period, and $.025 per share to $.16 per share during the nine month period ended March 31, 2002, in exchange for $51,650 and $112,775 respectively.

7.   Restatement for nine months ended March 31, 2001

     The prior year financial statement balances for the nine months ended March 31, 2001 are revised for audit adjustments made at year-end June 30, 2001. This restatement reclassified an adjustment from the fourth quarter of the fiscal year, into the third quarter of the fiscal year ended June 30, 2001. This restatement does not affect the year-end financial statement balances for fiscal year ended June 30, 2001.

8.   Litigation

     In December 2001, an Award of Arbitrator was handed down in the matter of Thomas Bowers vs. World Transport Authority, Inc. The arbitrator ruled that WTA pay to Bowers the sum of $74,925, plus interest at the rate of ten percent and legal fees. Subsequent to the three month period ended March 31, 2002, the Company received notification that a Judgment Lien was filed in the Bowers case for $103,743, and this total is stated as an accrued liability as of March 31, 2002. Additionally, a number of vendors that have provided services to WTA are pursuing the amounts owed to them through collections and legal process.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial condition and liquidity:

     As shown in the financial statements, the Company incurred a net loss of $775,430 and net cash used in operating activities of $95,524 for the nine months ended March 31, 2002. Management cannot determine when the Company will become profitable, if ever, and when operating activities will begin to generate cash, if ever. If operating activities continue to use substantial amounts of cash, the Company will need additional financing. These matters raise substantial doubt about the ability of the Company to continue as a going concern.

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

     The Company has restructured its marketing focus during this fiscal year. A strategic plan has been implemented to attract viable Master License and Manufacturing and Distribution Licenses to the WorldStar program. This plan involves direct interaction with the U.S. Commerce Department's Commercial Services Division. To date the affiliation with this branch of the government has proven to be valuable in providing valuable market analysis, guidance regarding our initial target markets, and significant contacts with whom to begin contract negotiations. CBN, as Master License holder in the Philippines has been successful in completing vehicle registration of the WorldStarTM in the Philippines. Since overcoming this roadblock, CBN is now diligently marketing the vehicle and is generating sales and prospective interest in the vehicle.

     The primary sources of cash and financing for the Company for the nine months then ended were $112,775 from sales of common stock and deposits for the purchase of common stock, and $25,208 from a shareholder loan. The primary uses of cash during that period were $95,524 to finance the Company's operations.

Results of operations:

     The Company's total revenue was $28,685 during the nine months ended March 31, 2002, a decrease of 92% from its total revenue of $340,717 during the nine months ended March 31, 2001. Revenue from the nine months ended March 31, 2002 consisted of minimal freight and automobile parts income and royalty income. The same nine-month period for 2001 had sales that consisted primarily of automobile parts, which included the purchase of engine sets.

     The Company has experienced a decrease in revenues in the nine months ended March 31, 2002 as compared to the nine months ended March 31, 2001. There have been no new license agreements signed during the period, and therefore no license sales have been recorded. Because of delay in the payment of license fees on agreements previously executed, no license sales were recorded during this period. Delay in the payment of license fees has also stagnated the shipping and installation of factories and as a result, license holders have not placed orders for auto parts. Additionally, as stated under "MASTER LICENSE AND MANUFACTURING & DISTRIBUTION LICENSES", CBN experienced bureaucratic delays finalizing vehicle registration requirements. While this problem has been resolved, it has delayed the sales and marketing process. Full production of additional vehicles will resume after a substantial portion of the current inventory of WorldStar vehicles has been sold. Therefore, orders for auto parts were delayed, reducing the auto parts fees and royalty income to the Company. Additionally, as previously stated, the Company has not received information from the Licensee in Colombia regarding production, sales or additional orders for parts during the three month period ended March 31, 2002.

     The Company sustained a net loss of $775,430 for the nine months ended March 31, 2002 compared to net loss of $2,623,007 for the nine months ended March 31, 2001. A decrease of 70% in net loss was primarily due to the effort on the part of management to streamline the operations of the Company until cash flow increases. The Company laid off employees, reduced the size of the office space occupied by the Company, and terminated lease arrangements for furniture and office equipment to streamline operations. Other expenses that have been dramatically decreased as compared to the same nine-month period last year, include: travel, production, consulting, payroll, commissions, rent, telephone and equipment rental expenses.

PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings.

     In December 2001, an Award of Arbitrator was awarded in the matter of Thomas Bowers vs. World Transport Authority, Inc. The arbitrator ruled that WTA pay to Bowers the sum of 74,924.95, plus interest at the rate of ten percent and legal fees. Subsequent to the three month period ended March 31, 2002, the Company received notification that a Judgment Lien was filed in the Bowers case for $103,743. Additionally, a number of vendors that provided services to WTA are pursuing the amounts owed to them through collections and legal process.

     A judgment was awarded against the Company in a legal case, which stemmed from a worker's compensation claim filed by Chris Powers, a former employee who worked at the Company several years ago. The monetary amount of the judgment is yet to be determined.

ITEM 2-4.   Not applicable

ITEM 5.     Other Information.

ITEM 6.     Exhibits and Reports on Form 8-K.

     a. No reports on Form 8-K were filed during the fiscal quarter ended March 31, 2002.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WORLD TRANSPORT AUTHORITY, INC.


        Date:  May 15, 2002                  /s/ LYLE WARDROP
                                     ----------------------------------------
                                     Lyle Wardrop
                                     President, Director