Form 10KSB
period 2002-06-30
WORLD TRANSPORT AUTHORITY INC
filed 2002-10-15
CIK 1028130

FILER:

COMPANY DATA:
COMPANY CONFORMED NAME:               WORLD TRANSPORT AUTHORITY, INC.

CENTRAL INDEX KEY:                    0001028130
STANDARD INDUSTRIAL CLASSIFICATION:
                                      MOTOR VEHICLES & PASSENGER CAR BODIES
                                      [3711]
IRS NUMBER:                           931202663
FISCAL YEAR END:                      630

FILING VALUES:
FORM TYPE:                            10KSB40
SEC ACT:
SEC FILE NUMBER:                      000-23693
FILM NUMBER:                          99733872
BUSINESS ADDRESS:
STREET 1:                             140 W. Park Avenue, Suite 219
CITY:                                 El Cajon
STATE:                                CA
ZIP:                                  92020
BUSINESS PHONE:                       6195932440

MAIL ADDRESS:
STREET 1:                             140 W. Park Avenue, Suite 219
CITY:                                 El Cajon
STATE:                                CA
ZIP:                                  92020

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-KSB

               Annual Report Under Section 13 or 15 (d) of
                     Securities Exchange Act of 1934
                       For Year ended June 30, 2002
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

                   (619) 593-2440 FAX (619) 593-2444
         (Registrant's telephone and fax number, including area code)


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

Yes    [X]                         No [ ]

The issuer's revenues for the year ended June 30, 2002 were $28,920.

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2002, based on the market was $5,101,152. As of June 30, 2002, the registrant had 72,873,595 shares of common stock, no stated par value, issued and outstanding.

                       TABLE OF CONTENTS

ITEM 1    BUSINESS

ITEM 2    PROPERTIES

ITEM 3    LEGAL PROCEEDINGS

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5 MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7    FINANCIAL STATEMENTS

ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

PART III

ITEM 9    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 10   EXECUTIVE COMPENSATION

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

SIGNATURES

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' <DEFICIENCY>

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 1     BUSINESS

FORWARD LOOKING STATEMENTS

     In addition to historical information, this Annual Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed by the Company in fiscal year 2003.

HISTORY

     World Transport Authority, Inc. (the "Company") was incorporated in the Province of Alberta, Canada in January 1996 pursuant to the Alberta Business Corporations Act. The Company was incorporated to facilitate an initial public offering in order to provide funding for a new motor vehicle prototype. The prototype vehicle has been developed into the WorldStarTM utility vehicle, which is now produced using the WTA micro-manufacturing process.

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

     The Company, through its wholly owned subsidiary, World Star Logistics, Inc. ("WSL") generates revenue from the sale of manufactured vehicle components. WSL was incorporated in the state of Nevada and began operations in May 2000. WSL is operated through the general operating account for the Company. Fees from the distribution of the vehicle components are based upon the terms of the underlying license agreements and are recognized either upon the shipment of the components or upon the production of the vehicle. Prior to 2002, the Company purchased vehicle components from manufacturers and sold the components to licensees. Beginning in 2001, the Company stopped taking possession of the components and, instead, became responsible for arranging for the shipment of the vehicle components by the manufacturers directly to the licensees for which it is entitled to fees. Amounts billed for shipping and handling are included in freight revenue and handling costs are included in cost of revenues.

     The Company obtained a majority ownership of Pan American Automotive Corporation ("PAAT"), formerly Greenvolt, Inc., through the transfer of stock as payment by PAAT for license fees. These license fees granted PAAT an exclusive area for production of the WorldStarTM utility vehicle. The amounts related to PAAT have not been considered material. In November 2001, PAAT merged with Lexor International Inc., a Maryland corporation. Effective November 27, 2001 the name of the company changed to Lexor International Inc., ("LEXOR"), the trading symbol became LXOR, and there was a one-for-seven reverse stock split. As consideration for the acquisition of LEXOR, PAAT issued 232,751,860 post-split common shares of PAAT. Through the issuance of common stock for the acquisition, the Company moved to the status of minority ownership position of LEXOR. The Company's minority interest is not material in relation to its consolidated financial statements.

     The principal business of LEXOR is beauty supply equipment and products. Under a letter agreement between the Company, PAAT and LEXOR at the time of the LEXOR merger, LEXOR was required to sign a Manufacturing and Distribution License and pay the license fee within a specified period in order to maintain their Master Licenses. In April 2002, the Company notified LEXOR that the time had elapsed, and the Company canceled the LEXOR Master License agreements for lack of performance. These territories included Costa Rica, Nicaragua, Honduras, Guatemala, El Salvador, Belize, Mexico and the Caribbean Islands.

     Under the same letter agreement between the Company, PAAT and LEXOR at the time of the LEXOR merger, LEXOR was required to file a registration of stock with the Securities and Exchange Commission so that the Company could complete the dividend of PAAT stock to WTA shareholders. As of the fiscal year ended June 30, 2002, LEXOR had not yet completed the required registration.

     The Company has executed an agreement with CBN WorldStar Philippines, Inc. ("CBN"), the Philippine MLH, which grants to CBN the license to build and sell manufacturing plants on behalf of WTA for the manufacture of the WorldStarTM product line. The agreement limits CBN's right to produce factories to license holders within their Area of Exclusivity. The Company will recognize revenue associated with the license for production of factories upon completion and shipment of manufacturing plants by the licensee. Additionally, subsequent to the year ended June 30, 2002, the Company entered into a consulting agreement with CBN to provide services for the sales and marketing of licensing agreements on behalf of the Company. For services provided, CBN will receive a commission of fifteen percent. This agreement is attached as Exhibit A to this report.

MASTER LICENSE AND MANUFACTURING & DISTRIBUTION LICENSES

     During the fiscal year ended June 30, 2002, the Company did not enter into any new Master License agreements or Manufacturing and Distribution License agreements.

PHILIPPINES

     An amended Master License Agreement was executed September 15, 1999 between WTA and CBN for the region of the Philippines. The amended agreement also granted to CBN the right to build factories for other Master Licensees, on behalf of WTA. In September 1999 a Standard Manufacturing and Distribution License Agreement was executed between WTA and CBN.

     The Grand Opening of CBN's first fully licensed factory occurred in July 2000. CBN located their facilities in the New Special Clark Economic Zone, which was formerly Clark Air Force Base.

     During fiscal year ended June 30, 2001, Doug Norman served as Interim General Manager for CBN. While Mr. Norman agreed to accept the position on a temporary basis, as of fiscal year ended June 30, 2002 he continues to serve in this position. In addition to serving in a management position with this licensee, Mr. Norman has also disclosed that he has majority interest in CBN as a result of an initial ownership interest and additional funds advanced to CBN for operating expenses. Mr. Norman also provides services for WTA in International Sales through an independent consulting agreement.

     In October 2001, CBN enlisted the assistance of the U.S. Embassy in the Philippines to resolve issues blocking final registration of the WorldStarTM vehicle. The entire staff of the Embassy provided substantial support in resolving the registration delays. In January 2002, representatives from the U.S. Embassy accompanied CBN to the Land Transportation Office in Manila and were successful in obtaining final approval and registration in the Philippines.

     With the vehicle registration issue resolved, CBN has moved forward in sales and marketing the WorldStarTM vehicle and development of their exclusive territory. CBN worked with the Mayor of Manila to develop the Baraguay model of the WorldStarTM, and this style WorldStarTM vehicle is now being used by the Department of Parks in Manila. Currently, CBN is in final negotiations to transfer the WorldStar Master License in the Philippines to the Cooperative Union of the Philippines ("CUP"). This transaction is expected to finalize in October 2002.

COLOMBIA

     In May 1999, WTA and WorldStar Andino Corporation ("Andino") executed a Master License Agreement for the region of South America. Andino has one Standard Manufacturing and Distribution License Holder ("MDLH"), which is WorldStar Paez S.A. ("PAEZ"), who has the exclusive rights to produce the WorldStarTM vehicle in Colombia. PAEZ held the grand opening celebration for the official launch of the WorldStarTM product line in July 2000 in Bogota, Colombia.

     PAEZ has provided information related to the number of WorldStarTM vehicles produced in its facility through December 2001. During the six months ended June 30, 2002 the Licensee has not provided reports to the Company detailing the sales and production for this period, as required by their license agreement. As cash flow permits, the Company intends to visit the PAEZ production factory prior to the end of December 2002 to meet with the Licensee, view the status of the factory and resolve any outstanding issues.

LEXOR, FORMERLY KNOWN AS PANAMERICAN AUTOMOTIVE CORPORATION

     PAAT entered into the Master License for Costa Rica in March 2000. This Master License agreement granted PAAT the right to expand into other areas of Central America. Through execution of additional Master License agreements between PAAT and WTA, PAAT expanded their exclusive territory into the Caribbean Islands and Mexico. As stated under the section Organization and Nature of Operations above, PAAT has merged with LEXOR. Under a letter agreement between the Company, PAAT and LEXOR at the time of the LEXOR merger, LEXOR was required to sign a Manufacturing and Distribution License and transfer license payment within a specific period to maintain their Master Licenses. In April 2002, the Company notified LEXOR that the time had elapsed, and the Company terminated the LEOXR Master License agreements for lack of performance. These territories included Costa Rica, Nicaragua, Honduras, Guatemala, El Salvador, Belize, Mexico and the Caribbean Island.

NIGERIA

     A Master License Agreement was executed on July 12, 2000 between the Company and IMR Motors Limited ("IMR"). The exclusive region encompasses the Republic of Nigeria. The Master License Holder ("MLH") is obligated to establish the first factory in their region. This facility is to be a showcase used as a tool for selling MDLH agreements. The facility is additionally used for training the Licensees in the WorldStarTM production methods.

     A Standard Manufacturing and Distribution License Agreement was executed between IMR, as MLH for the region, and SIGWA Motors Limited ("SIGWA"), as MDLH. The document was extensively reviewed and approved by NOTAP, the Nigerian governmental agency responsible for approval of all contracts with foreign companies. The license agreement is for a five-year term, with an option to renew for another five-year period.

     The MDL was signed, however the payment necessary to initiate the shipment of a factory had not been received. As of the year ended June 30, 2002 the political situation in Nigeria continues to cause further delays for the development of the WorldStarTM project.

     On January 28, 2002, the Company cancelled the Master License Agreement with IMR, due to lack of development in the territory. WTA has agreed to honor the existing MDL with SIGWA. As of fiscal year end June 30, 2002, there has been no further progress with regard to this license due to the continued political climate in Nigeria, and no factory to manufacture the WorldStarTM vehicle has been shipped.

CHINA

     A Master License Agreement was executed on September 12, 2000 between the Company and World Star Utility, Inc. ("WSU"). The Master License Holder ("MLH") is obligated to establish the first factory in their region. This facility is to be a showcase used as a tool for selling MDLH agreements. The facility will additionally be used for training the Licensees in the WorldStarTM production methods. In October 2000, the first WorldStarTM vehicle was shipped to China for use in pre-marketing activities in that country. Chinese delegates from WSU visited the WorldStarTM facility at Clark Special Economic Zone in Pampanga, Philippines in May 2001.

     The Licensee continues to hold meetings with leaders of local governments in China regarding production and licensing the WorldStarTM vehicle and micro-manufacturing process. The Licensee is still interested in moving forward with the WorldStarTM project, however nothing substantial has been established yet. As of fiscal year ended June 30, 2002, this Licensee has not yet entered into a MDLH agreement or placed an order for a factory to manufacture the WorldStarTM vehicle.

INDIA

     A Master License Agreement was executed on September 15, 2000 between the Company and AMR Motors Limited ("AMR"). A Standard Manufacturing and Distribution License Agreement was executed between AMR, as MLH for the region, and Premier Skimmer Motor Company, Limited ("PSM"), as MDLH. The Licensee secured three locations, in the cities of Chennai, Bangalore and Mumbai, as sites for the WorldStarTM factory lines and completed detailed business market studies. While the MDLH agreement was signed, the payment necessary to initiate the shipment of a factory was not received.

     The business development direction for this Licensee shifted to the development of an Export Program from India, rather than production for sale within the country. This is contrary to the fundamental philosophy of the Company. Vehicle production and sales in-country reduces customs and tariffs, reducing the sales price of the vehicle, and leads to further economic development within that country. In January 2002, the Company cancelled the Master License Agreement with AMR due to continued delays in the development of the territory.

GUINEA

     A Master License Agreement was executed on September 20, 2000 between the Company and African Motors Ltd. ("AML"). The Master License Holder ("MLH") is obligated to establish the first factory in their region. This facility is to be a showcase used as a tool for selling MDLH agreements and for the training the Licensees in the WorldStarTM production methods.

     The MLH was not successful in obtaining financing to proceed with the development of the WorldStarTM production facilities in Guinea. Because adequate funds were not obtained by the Licensee to invest the capital needed for the project, the Licensee contacted the Company to cancel their Master License agreement. Subsequent to the year ended June 30, 2002, AML has filed a request with the Consumer Assistance Office, Metro West, Inc. in Natick, Maine to obtain a refund of the deposit paid to the Company when the Master License Agreement was executed. The Company has encouraged AML to find a partner to take over the License from them, and has assured AML that their deposit will transfer to a replacement entity interested in the exclusive territory of Guinea.

SENEGAL

     A Master License Agreement was executed on October 13, 2000 between the Company and American Transport Sales, Inc. ("ATS"). The MLH has been waiting for the development of a diesel version of the WorldStarTM vehicle in order to develop the territory of Senegal. The current WorldStarTM engine runs on gasoline, propane or natural gas, but modifications of the vehicle for a diesel engine have not yet been developed. Due to the lack of availability of the diesel engine, the Licensee has canceled their Master License Agreement.

NON PROFIT PROGRAM

     The Company has been developing a Non Governmental Organization ("NGO") program for third world nations, along with the commercial WorldStarTM business. This NGO program initiates a WorldStarTM factory in conjunction with an incubator program to train new business people in the developing nations.

     In June 2001, the National Football League Retired Players Foundation ("NFLRPF") signed a Master Economic Development License with the Company. The focus of the project under this License was to open factories in Africa to produce the WorldStarTM utility vehicles in conjunction with training programs for entrepreneurs. The agreement stipulated that the Licensee had 120 days from the date of contract execution to perform by purchasing their Initial Production Line and placing a deposit toward the cost of the factory. NFLRPF failed to accomplish either of these criteria; therefore, the Company cancelled this agreement.

ZASTAVA

     The Company is working with Zastava to represent their product in both the Automobile and Truck Divisions to sell Complete Knock Down (CKD) or Completely Built Up (CBU) systems, in addition to the WorldStarTM vehicle and micro-manufacturing production facilities. Zastava is an automobile production company that is located in Kragujavec, Yugoslavia which produces the Florida and Ciao cars. The Company also has an exclusive agreement with Zastava to supply the drive train and ancillary parts for all WorldStarTM vehicles. As of fiscal year ended June 30, 2002, the Company has not yet established a production line for the production of the CKD or CBU Automobile or Truck vehicles manufactured by Zastava.

COMPETITION

     As of the date of the filing of this report, the Company is not aware of any competition in the vehicle market in developing nations. The automotive market in the developing nations does not offer any other utility vehicle that is constructed with a complete composite body. The composite body makes the WorldStarTM the most durable vehicle available, which is highly resistant to rust factors found in many of areas of this marketplace. The WorldStarTM is the only vehicle marketed for production rugged terrains in developing nations.

EMPLOYEES

     As of June 30, 2002 the Company had 3 employees. Two of these employees work in the Philippines as the technical staff for the business, with one employee working in the administrative office in El Cajon, California. No labor union or other labor organization currently represents the Company's employees. All other services are provided to the Company by independent contractors through consulting agreements.

ITEM 2     PROPERTIES

     As of fiscal year ended June 30, 2002 the Company's headquarters office was located at 140 W. Park Avenue, Suite 219, El Cajon, CA 92020. The lease for these office facilities extends for a one-year term, which expires on September 29, 2002. The location contains 300 square feet of offices. This operating lease provides that the Company pay $324 in base rent per month. An additional office location is in the Philippines. At year-end there were no formal lease or rental agreements entered into for the division of office space utilized by WTA and CBN in the Philippines. With the transfer of the Philippine Master License agreement to the Cooperative Union of the Philippines, the Company expects that WTA will enter into a specific lease arrangement for office space at that time.

ITEM 3     LEGAL PROCEEDINGS

     At fiscal year ended June 30, 2002, the Company had legal issues outstanding with former employees. In October 2002, the Company entered into a settlement with Carlos Cano, a former employee, for $50,000. The initial payment of $20,000 was due on October 1, 2001 and was not paid. Under the terms of the settlement agreement, failure to pay the initial settlement payment caused the total settlement amount to increase to $150,000, plus interest. In December 2001, an Award of Arbitrator was handed down in the matter of Thomas Bowers vs. World Transport Authority, Inc. The arbitrator ruled that the Company is to pay to Bowers the sum of $103,374, which includes compensation, interest, and legal fees. Judgment liens were filed in both of these cases.

     A former employee filed a worker's compensation case against the insurance carrier for the Company and the Company. On April 29, 2002, the Company received notification that an award has been issued in the Powers matter. The Company has accrued liabilities of $58,580 as estimated costs in this case, based on review of preliminary award information received by the Company.

     Subsequent to year end, in August 2002 the Company obtained documentation of a judgment filed by the Van Vlechten Family Limited Partnership for amounts due under the lease for the prior office space on Magnolia Avenue in Santee, California. The Company terminated this lease early and vacated the space in an effort to downsize the operational expenses. The total costs stated in the judgment equal $9,819 and have been accrued at year-end. Additionally, a number of vendors are pursuing the amounts owed to them through collections and legal process.

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held no shareholder meetings during the fiscal year.

PART II

ITEM 5 MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

     On September 24, 1998, the Company's common stock began trading on the OTC Electronic Bulletin sponsored by the National Association of Securities Dealers (NASD). The following table sets forth the high and low closing sales prices for the Common Stock for each quarterly period within the Company's most recent fiscal year on the OTC Electronic Bulletin Board. The high and low closing sales prices for the quarter ended September 30, 2000 have been retroactively adjusted for the four-for-one forward split effective August 31, 2000.

Quarter ended:
                          High          Low                 High        Low
                        --------      --------            --------    --------
September 30, 2000       $.58          $.32        2001    $.19         $.03
December 31,  2000       $.75          $.22        2001    $.07         $.03
March 31,     2001       $.53          $.19        2002    $.15         $.03
June 30,      2001       $.28          $.18        2002    $.11         $.05

     As of September 15, 1999, the Company's stock has been traded on the NASDAQ system in the over-the-counter market under the symbol "CARH". September 1, 2000, the Company name changed to World Transport Authority, Inc., and the trading symbol changed to "WTAI".

     In April 2000, the Company's common stock began trading on the Frankfurt Stock Exchange under the trading symbol "POH". September 1, 2000, the Company changed its name to World Transport Authority, Inc., and the trading symbol changed to "920943". Effective August 31, 2000, the Company underwent a four-for-one forward split of its shares of common stock.

     The Company's Board of Directors determines any payment of dividends. The Board of Directors does not expect to authorize the payment of cash dividends in the foreseeable future. The Company's Board of Directors passed a resolution to provide a dividend to stockholders in the form of stock in

PAAT, formerly Greenvolt, Inc. The Company received stock in PAAT in April 2000 and in January 2001. PAAT was established in the NASDAQ system on the Pink Sheets under the symbol PAAT in August 2000. The Company established February 14, 2001 as the recordation date for this dividend.

     Under the requirements of the Securities Act of 1933 established by the Securities and Exchange Commission (SEC), certain rules are applicable to the PAAT dividend, since WTA was a majority owner of PAAT. Therefore, PAAT was required to register the shares as free trading with the SEC before the Company could complete distribution of the dividend.

     In November 2001, PAAT merged with Lexor International Inc., a Maryland corporation. Effective November 27, 2001 the name of the company changed to Lexor International Inc. ("LEXOR"), the trading symbol became LXOR, and there was a one-for-seven reverse stock split. As consideration for the acquisition of LEXOR, PAAT issued 232,751,860 post-split common shares of PAAT. Through the issuance of common stock for the acquisition, the Company moved to the status of minority ownership position of LEXOR.

     Under a letter agreement between the Company, PAAT and LEXOR at the time of the LEXOR merger, LEXOR was required to file a registration of stock with the Securities and Exchange Commission so that the Company could complete the dividend of PAAT stock to WTA shareholders. When the registration of the stock is completed, the Company will distribute the PAAT certificates. As of the fiscal year ended June 30, 2002, LEXOR had not yet completed the required registration.

     Any future decision with respect to dividends will depend on future earnings, operations, capital requirements and availability, restriction in future financing agreements, and other business and financial considerations.

     As Of June 30, 2002, there were approximately 335 holders of record of the Company's Common Stock. The Board of Directors believes the number of beneficial owners is significantly greater than the number of record holders. Principal depositories in Canada and the United States hold a large portion of the Company's outstanding shares of Common Stock for the benefit of individual investors. As of the year ended June 30, 2002, Cede & Company held 18,732,503 shares of the Company's Common Stock. The Company estimates that the holdings of Cede and Company represent approximately 3,000 beneficial shareholders. At year-end, depositories in Canada held 22,404,558 shares of the Company's Common Stock for an undeterminable number of shareholders.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following selected financial data should be read in conjunction with the more detailed financial statements, related notes and other financial information included herein.

                                               As of and for the
                                              Years Ended June 30,
                                       ----------------------------------
                                            2002                2001
                                       ----------------------------------
Operating Data:
Freight Revenue                         $     6,503         $    61,807
Auto Parts Distribution Fees                 12,417              26,036
Auto Part Sales                                                 259,567
Royalties                                    10,000              17,000
Cost of Revenues                             (5,356)           (316,185)
Operating and Other Expenses             (1,303,194)         (3,390,025)
                                        -----------         -----------
Net Loss                                $(1,279,630)        $(3,341,800)
                                        ===========         ===========

Balance Sheet Data:
Current Assets                          $    38,958         $   214,799
Total Assets                                274,029             773,194
Current Liabilities                         697,337             341,031
Total Liabilities                           934,337             601,776
Working Capital Deficiency                 (658,379)           (126,232)
Stockholders' Equity (Deficiency)          (660,308)            171,418

     The Company has not declared any Common Stock cash dividends.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States. In the preparation of these financial statements, management is required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. Management evaluates its estimates, including those that relate to bad debts, revenue recognition and litigation, as they relate to trends, events and uncertainties that would have a material impact on the reported financial information. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. The results of these estimates and assumptions form the basis for making judgments about the values of assets and liabilities not apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. If actual results significantly differ from management's estimates, the Company's financial condition and results of operations could be materially impaired.

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company derives revenues primarily from license fees paid for Manufacturing and Distribution factories to produce the WorldStarTM vehicle, royalties and parts distribution fees. Because the business of the Company is to partner with licensees in the developing nations, and because the laws regarding monetary distributions and the expatriation of funds from these countries may vary, the ease of collection of monies owed can differ significantly from businesses that operate on a domestic basis.

     The Company has generated revenues through sales of licenses, selling or arranging for the sale of auto parts to licensees, freight charges and royalties from license agreements. The Company does not recognize revenue for license fees until the Company has fulfilled the obligations set forth under the terms of the License Agreement. Therefore, until the Company's work is completed and the licensee is producing vehicles, any license fees deposited with the Company are recorded as Deferred License Fees and carried as a liability. It is determined that until the obligations are met, the Company has not earned the fees as income. The Company did not record any license fees in 2002 or 2001. The Company recognizes royalty revenue based upon the production and/or sale of vehicles when earned. The royalty revenue calculation is based on production reports from the licensees. Verification of the actual production level of the licensee can only be done by traveling to the factory location. Because the Company partners with licensees in developing nations, the travel expenses associated with this verification are more extensive than for a company doing business domestically. Revenue for parts distribution fees are recognized either upon the shipment of auto parts, or upon production of the vehicles, according to the terms of the specific license agreements. Parts distribution fees tied into the production of vehicles requires extensive travel in order for the Company to insure accuracy of reporting and collection of the fees. The Company does not currently have the resources to make extensive checks related to royalties and distribution fees.

     The Company provides for an allowance for doubtful accounts based on historical experience and the aging of the receivable.

     In assessing the recoverability of the Company's long-lived assets, the Company must make estimates of expected future cash flows and other factors to determine the fair market value of the respective assets. If these estimates and their related assumptions change in the future, the Company may be required to record impairment charges. The greatest portion of the Company's long-lived assets relate specifically to the master molds, jigs, equipment and demo vehicles specifically designed, developed and produced for the WorldStarTM vehicle and micro-manufacturing process. While these assets are utilized by the Company and could be utilized by any of the Company's licensees, the market for resale of these assets would be very narrow. The Company believes that the future cash flow associated with the assets exceeds the net book value of the assets. Through the sale and implementation of one additional Manufacturing and Distribution License, the Company will realize more income than the current book value of these assets. The Company has continued to make improvements to the WorldStarTM vehicle and micro-manufacturing factory. As changes occur that restrict these assets from being utilized in the production of factories, or as it is determined that the master molds and jigs cannot be modified for use in future production, the Company will record an impairment charge against these assets or write-off the assets as obsolete.

RESULTS OF OPERATIONS

     As shown in the table above, the Company's revenues totaled $28,920 for the year ended June 30, 2002 compared to $364,410 for the year ended June 30, 2001. The Company did not record any license fees in the year ended June 30, 2002 or 2001. Revenues stagnated in part as the Company focused efforts on downsizing operations, reducing overhead and gearing up the marketing program to find suitable licensees through the U.S. Department of Commerce.

     Another portion of the decrease in revenues was attributable to a change in the method by which the Company distributes vehicle parts to its licensees. Prior to the year ended June 30, 2002, the Company purchased vehicle components from manufacturers and sold the components to licensees. Accordingly, the Company recognized sales and the related cost of sales upon shipment of the components. Beginning in the year ended June 30, 2001, the Company stopped taking possession of the components, and instead, became responsible for arranging for the shipment of the vehicle components by the manufacturers directly to the licensees for which it is entitled to fees. Accordingly, the Company stopped recording sales and costs of sales in connection with such shipments and recorded net distribution fees instead. The Company recorded no sales of auto parts in the year ended June 30, 2002, and sales of $259,567 in the year ended June 30, 2001. It recorded auto part distribution fees of $12,417 in the year ended June 30, 2002, compared to $26,036 in the year ended June 30, 2001. Recognition of distribution fees can differ by license agreement, whereby under some agreements the Company had earned and recognized the revenue upon the receipt of an order of parts, and under some agreements the Company had earned and recognized the revenue upon production of the vehicle. As a result of an amendment to an existing license agreement, all parties agreed that the fees would be earned upon vehicle production, rather than parts ordering.

     The Company had a net loss of $1,279,630 for the year ended June 30, 2002 compared to the Company's net loss for the year ended June 30, 2001 of $3,341,800. The decrease in net loss for 2002 was primarily due to efforts on the part of the Company to reduce expenses and reduction in the number of employees and consultants working for the Company and reduction in the size of office space occupied by the Company.

     Operating expenses and other income/expenses for the year ended June 30, 2002 were $1,303,194 compared to $3,390,025 for the year ended June 30, 2001. The decreases in operating expenses and other income/expenses in 2002 were primarily due to a reduction in operating expenses especially related to payroll, consulting expense, travel, rent and telephone expenses, which more than offsets an increase in the cost of settling disputes. During fiscal year 2002, the lease for office space at 140 W. Park Avenue, El Cajon, CA significantly reduced the square footage occupied by the Company. This resulted in rent and utility savings.

     At fiscal year ended June 30, 2002, certain legal settlements (See ITEM 3 LEGAL PROCEEDINGS above for details) created additional expenses for the Company. In October 2001, failure to pay the initial settlement payment in the Carlos Cano case caused the total settlement amount to increase from $50,000 to $150,000, plus interest. In December 2001, the Award in the matter of Thomas Bowers vs. World Transport Authority, Inc. ruled that the Company pay to Bowers the sum of $103,374, which includes compensation, interest, and legal fees. The compensation expense was previously accrued, however additional interest and legal expenses were incurred. In April 2002, the Company received notification that an award was issued in the Powers matter. The Company has accrued liabilities of $58,580 as estimated costs in this case, based on review of preliminary award information received by the Company. In October 2001, the Company relocated the California office in an effort to reduce expenses. As a result, the former landlord filed a judgment for amounts due under the lease for the previous office space. The total judgment equals $9,819, which is substantially less than the expense the Company would have incurred to continue occupancy of that former office space. The Company intends to negotiate payment schedules and settle these liabilities as soon as cash flow from license sales permits.

     The Company is working with the United States Department of Commerce to find strategic partners in the emerging markets for the development of the WorldStarTM project. By utilizing the partnership search service, in each developing nation, the Embassy office uses its worldwide network and extensive contacts in the target market to send out invitations to potential partners for WTA. They then analyze the market and choose the five top candidates capable of becoming the ideal Master Licensee for the development of WorldStarTM in that nation. This government agency then facilitates scheduling meetings, will attend the meetings and can make any other business arrangements necessary to facilitate the meetings, such as providing translators. They are assisting WTA in achieving its global presence, and aiding in the transfer of this U.S. technology, so that the developing nation can become an automobile producing nation, and enjoy the economic benefits that go hand-in-hand with that achievement.

     WTA is currently focusing mainly in Southeast Asia to develop our market with the U.S. Embassies, specifically in Vietnam, Malaysia and Indonesia. Commercial Services identified very strong potential licensees in several of these countries, with companies that are currently in the auto manufacturing or assembling industry. These groups have displayed strong interest in the project after traveling to the Philippines to view the manufacturing facility located on the former Clark Air Force Base. The Company is currently discussing Master License agreements with several of these groups.

     The Company and CBN have continued to work together to fine tune the WorldStarTM vehicle. Currently, CBN is in final negotiations to transfer the WorldStar Master License in the Philippines to the Cooperative Union of the Philippines ("CUP"). This transaction is expected to finalize in October 2002. The Company believes that CUP's involvement in the WorldStarTM project will expand the operations in the Philippines. The Philippines production facility and territory expansion will serve as a model of the WorldStarTM program and lead to further WorldStarTM development in other Southeast Asian countries.

     The Company is exploring new avenues for the Economic Development
License program for the WorldStarTM vehicle. This program will provide additional benefits in many developing nations by combining the production of the WorldStarTM vehicle with an incubator program designed to train candidates to operate transportation businesses. The Company anticipates that licensing Non-Profit organizations to develop this program will lead to research into various funding sources for these potential licensees with the International Monetary Fund and the World Bank.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital deficiency at June 30, 2002 was $658,379 as compared to a working capital deficiency of $126,232 at June
30, 2001. Net cash used in operating activities totaled $211,131 for the year ended June 30, 2002 compared to $1,162,752 for the year ended June 30, 2001.

     During the year ended June 30, 2002, the Company funded its operating losses with advances from a related party, by selling shares of its common stock to various investors and issuing common stock for services. The issuing of shares of stock for services reduces the out going cash flow, however it dilutes previous shareholders.

     The Company does not have any available credit, bank financing or other external sources of liquidity. Due to its historical operating losses, the Company's operations have not been a source of liquidity. In order to obtain capital and be able to continue as a going concern, the Company may need to sell additional shares of its common stock or borrow funds from private lenders and/or related parties. The Company additionally has had discussions with venture capital groups as sources of financing.

     Management believes that the effort to reduce expenses for the Company limits the requirement for external sources of liquidity. In the fiscal year-ended June 30, 2002, many of the issues causing slow vehicle production and territory expansion for the licensees have been overcome. Increased vehicle production and anticipated territory expansion should cover the cash flow requirements in the next fiscal year. The Company is also further exploring funding sources for both commercial licensees and the economic development potential licensees of the Company. Funding for the licensees to purchase factories and vehicle components translates into license fees and royalty revenue for the Company.

	However, management cannot provide any assurance that the Company will be able to reduce its requirements for or obtain additional external capital. If the Company is unable to raise sufficient additional capital, it may be required to liquidate assets or take actions, which may not be favorable to the Company in order to continue operations.

ITEM 7     FINANCIAL STATEMENTS

     The financial statements required by this report are set forth in the index on page F-1.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

PART III

ITEM 9     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board Of Directors

     The following table sets forth certain information concerning each member of the Company's Board of Directors as of June 30, 2002.

Directors:
------------------------   ----------   ---------------   -----------------
Name                       Age          Date Elected      Position
------------------------   ----------   ---------------   -----------------
Lyle Wardrop               61           09/27/99          President, CEO,
                                        03/19/96          Director

David Yue                  50           06/01/00          Director

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

     David Yue is an international businessman who was born and educated in Hong Kong, China. Mr. Yue brings to WTA a wealth of successful business experience in both the private and public sectors. His experience includes the successful start-up and financing of several private companies, that went on to become public and now trade on either the Toronto or Nasdaq stock exchanges. Mr. Yue was a director of British Columbia Hydro International Ltd, the 100% owned subsidiary of BC Hydro Ltd, which is one of the largest power generating companies in Canada. This wholly-owned subsidiary is the vehicle in which BC Hydro develops and finances its international operations. Through this directorship, Mr. Yue advised and helped guide the company with particular emphasis on the Chinese and Asian marketplace regarding power generation. Mr. Yue has additionally advised the Nanhai Transportation Bureau in China regarding the building and operation of toll roads in southern China. Currently, Mr. Yue is a director of Huading Financial Network Inc, a public company with extensive Chinese and Asian financial market dealings. Mr. Yue is also working on numerous other infrastructure projects and real estate projects in Beijing, China.

Executive Officer

     John Tidy became Vice President of Operations at WTA in June 2000. He brings to his position at WTA almost 30 years of worldwide fiberglass and composite material manufacturing experience. Mr. Tidy's experience is unique and global, and includes large building contracts to design, manufacture and install modular airport furniture in numerous international airports.

     Mr. Tidy's experience with fiberglass and composite materials began during his years as Production Director at Toggle Mouldings in England from 1973 through 1986. During this period, he provided design interfacing, programming and installation of original check-in and desk areas for clients such as British Airways and Concorde, and worked with all the major airports in the United Kingdom, and Bahrain, Oman, Charles De Gaulle, Philippines, Dubai and others.

     While at Toggle, a major project was to design new post boxes for the Post Office, which led to winning the UK Design Award. When the private museum of Her Majesty, the Queen, which is located at the side of Buckingham Palace, had water damage and required replacement of old plaster motifs, Toggle received the contract based on outstanding work and reputation in the industry. The Ministry of Defense hired their services to design and build a modular knock down building system for use by all branches of the British military service, which is still in use today. Mr. Tidy designed, built and installed FX rooms all over the world for clients ranging from Merrill Lynch, to Tullet-Tokyo, to Rothchilds, and Banque du Paris.

     In 1986, John became Chief Executive Officer for BFG International Ltd. in Bahrain. The expansion of the company's client base was developed through seminars aimed at Architects, Designers and Consultant Engineers. BFG constructed the Grand Mosque Dome, which was 27 meters in diameter, making it the largest FRP dome in the world. Mr. Tidy was responsible for opening fiberglass factories in India, Pakistan and Saudi Arabia, and training the workers to use the resin transfer molding (RTM) process. The company produced boats ranging from low cost fishing boats to customized pleasure craft. BFG designed and produced a field recycling air filtration unit for use in medical field hospitals during the Gulf War, as well as designed and built 55-foot landing craft for the proposed beach landings in Kuwait. BFG became the first company in the Middle East to receive approval as a supplier to Japan.

     From 1992 through 1999, Mr. Tidy became President and Owner of Matrix Export Corporation in BEPZ Bataan, Philippines. This production facility employed approximately 400 workers in mould manufacturing and maintenance and production of gelcoat and non-gelcoat products. The plant produced approximately 25 containers of finished products per month, which were transported in 40 foot shipping containers. The company was the largest exporter of GRP materials in the Philippines. The company supplied various products to the Japanese market, including modular toilets, showers, car components, truck spoilers and motorcycle fairings for clients such as Matsushita (JVC), Kawasaki, Kuboto Tractors, Honda and Bridgestone racing car seats. Another major product was environmental panels for Kawasaki and Yakohama Seaports.

     In addition to operation of the Matrix Export Corporation, John provided technical consulting to Alna, a Japanese company, in association with their Managing Director, Ryo Yaguchii. The goal of Alna was to make a lightweight vehicle to be powered by solar panels. John's design and construction expertise in fiberglass construction was instrumental in developing this vehicle.

ITEM 10     EXECUTIVE COMPENSATION

Summary Compensation Table:

Name &                                                Restricted Options LTIP
Principal             Salary    Bonus    Other Annual   Stock            SARs
position       Year    $           $     compensation   Awards    (#)
---------     ------  --------  ------   ------------   ------  -------  ----
Lyle Wardrop    2001        0         0         0                  0       0

CEO, President  2002        0         0         0       10,000(1)  0       0
Director

David Yue       2001        0         0         0                  0       0
Director        2002        0         0         0       10,000(2)  0       0

John Tidy       2001  $48,000                          150,000(3)  0       0
V. P. of        2002  $48,000 (4)     0         0       90,000(5)  0       0
Operations

Notes:
   (1) 250,000 shares of common stock were issued at $.04 per share.
   (2) 250,000 shares of common stock were issued at $.04 per share.
   (3) 480,000 shares of common stock were issued at $.31 per share. This figure has been adjusted for the four-for-one forward split effective September 1, 2000.
   (4) Of the total salary, the Company has not yet paid $31,900 of this figure and have accrued this amount as an outstanding liability.
   (5) A bonus of $80,000 to be paid by issuing in 1,000,000 shares of common stock was awarded to John Tidy prior to the end of the fiscal year. Effective year ended June 30, 2002 the stock certificate had not yet been issued.

     Lyle Wardrop began his term as President and CEO of the Company on September 27, 1999.

     The Directors and Principal Officers have worked with minimum remuneration until such time as the Company receives sufficient revenues necessary to provide proper salaries to all Officers and compensation for Directors' participation.

     The Company has written employment agreements with Lyle Wardrop, President and John F. Tidy, Vice President of Operations.

     There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the Corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Corporation or any of its subsidiaries.

ITEM 11     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information on the ownership of the Company's voting securities, by Officers, Directors and major stockholders as well as those who own beneficially more than five percent of the Company's common stock:

Title of       Name &                                  Amount &        Percent
Class          Address                               Nature of owner    Owned
-----------    ---------------------------------    ----------------   -------
Common         Lyle Wardrop                             650,000          0.89%
               Langley BC, V3A 3R5

Common         David Yue                                250,000          0.34%
Common         John Tidy                              1,730,000(a)       2.37%

Officers and Directors as a Group (3 persons)         1,630,000          3.60%
                                                      =========         ======
Common         Doug/Ming Norman                       5,435,297(b)       7.46%

Notes:
   (a) See Note 5 under Item 10 Executive Compensation.

   (b) As noted under Item 12, in year ended June 30, 2001, the Company issued shares to this stockholder as payment for funds advanced to the Company by this stockholder.

     The 10-KSB report for year ended June 30, 2001 listed Dick Miguel as a principal shareholder of the Company. Effective for the year ended June 30, 2002, Dick Miguel is no longer a major shareholder based on the number of shares currently held in his name, and the number of outstanding shares of common stock that have been issued by the Company.

     The Company is currently not aware of any other shareholder holding more than a five percent interest in the Company.

ITEM 12     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 2001, a stockholder advanced $244,238 to the Company, which was unsecured, non-interest bearing, and due on demand. In payment of this debt the Company then issued to this shareholder 750,519 shares of common stock at market prices ranging from $.16 to $.22 per share. Because of the common stock issuance, cash repayments and other offsets, the Company had an outstanding loan to the stockholder of $9,654 at June 30, 2001.

     During 2002, the same stockholder advanced $25,208 to the Company, which was unsecured, non-interest bearing, and due on demand. The Company repaid $5,000 of funds advanced to the shareholder. The Company had an outstanding loan to the stockholder of $29,862 at June 30, 2002.

ITEM 13     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ON FORM 8-K

       Exhibit A.  Consulting Agreement with CBN WorldStar Philippines, Inc.

                              SIGNATURES
     Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

                               World Transport Authority, Inc.

Dated: October 13, 2002      /s/ LYLE A. WARDROP
                               ------------------------------
                               Lyle A. Wardrop,
                               President and Chief Executive Officer

                CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Lyle Wardrop, Chief Executive Officer of World Transport Authority, Inc. (the "Registrant"), do hereby certify in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, based on my knowledge:

     (1) the Annual Report on Form 10-KSB of the Registrant, (the "Report"), fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated:  October 13, 2002                    By: /s/ Lyle Wardrop
                                                -----------------------
                                                Lyle Wardrop
                                                Chief Executive Officer



                      CERTIFICATION OF ACCOUNTANT

I, Corinne Keller, Accounting Consultant of World Transport Authority, Inc., (the "Registrant"), do hereby certify in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, based on my knowledge:

     (1) the Annual Report on Form 10-KSB of the Registrant, (the "Report"), fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and

     (2) the information CONTAINED IN THE report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated:  October 13, 2002                     By:  /s/ Corinne Keller
                                                 ---------------------
                                                 Corinne Keller
                                                 Accounting Consultant

                      CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Lyle Wardrop, certify that:

1. I have reviewed this annual report on Form 10-KSB of World Transport Authority, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Dated:  October 13, 2002                By: /s/ Lyle Wardrop
                                            -----------------------
                                            Lyle Wardrop
                                            Chief Executive Officer



                  CERTIFICATION OF ACCOUNTANT

I, Corinne Keller, certify that:

1. I have reviewed this annual report on Form 10-KSB of World Transport Authority, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Dated:  October 13, 2002                By: /s/ Corinne Keller
                                            ---------------------
                                            Corinne Keller
                                            Accounting Consultant

Exhibit A.
CBN WorldStar Philippines, Inc. Consulting Agreement

CONSULTING AGREEMENT

     This agreement is entered into and effective as of July 5, 2002 by and between World Transport Authority, Inc. a Nevada corporation, (CLIENT"), and CBN WorldStar Philippines, Inc., a Philippines company ("CONTRACTOR").

     RECITALS

     This Agreement is entered into in contemplation of the following facts, circumstances, representations, and intentions:

     A. CONTRACTOR is prepared to utilize its contacts and influence in order to directly assist CLIENT with the sale of CLIENT'S proprietary vehicle manufacturing licenses in a worldwide developing nation program. It is understood the aforementioned licenses are not for sale in the United States or any other industrialized or developed nation.

     B. CLIENT desires to enter into this agreement with CONTRACTOR, and to set forth the terms of CLIENT's Agreement with CONTRACTOR pursuant to the terms and conditions as more specifically set forth herein.

TERMS AND CONDITIONS OF ENGAGEMENT

     In consideration of the premises and mutual convents and agreements contained herein, and good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereby agree as follows:

     1. ENGAGEMENT: CLIENT hereby engages CONTRACTOR as an independent contractor. CONTRACTOR hereby accepts the engagement upon the terms and conditions set forth in the Agreement. Under the terms of this Agreement, CONTRACTOR agrees to utilize the consulting services of Doug Norman for the duration of the Agreement, due to his expertise and experience in development of the WorldStar vehicle and micro-manufacturing factory.

2.	TERM: The term of this Agreement shall be for a period of eight years, beginning on the date of this Agreement. The expiration date for the contract shall therefore be June 30, 2010. This Agreement may renew by mutual consent at the end of the term.

3.	DUTIES: CONTRACTOR shall use its associations, business
relationships and name recognition in order to assist CLIENT with the sale of CLIENT'S proprietary vehicle manufacturing licenses in developing nations.

     4. TIME COMMITMENTS: In addition to the term described in Paragraph 2, CONTRACTOR shall use reasonable common business practices in assisting CLIENT in securing license sales in a timely fashion, considering "time is of the essence" in the business affairs of CLIENT.

5.	   COMPENSATION: For services rendered by CONTRACTOR pursuant to the this agreement, CONTRACTOR shall be paid a fifteen percent commission for each license sale arranged by CONTRACTOR per the period in Paragraph 2.

      If Contractor is paid in cash, the commission shall be paid in three (3) payments to be disbursed as follows:

     One-third upon signing of the Master Licenses or Manufacturing and Distribution License and initial deposit of license fees.

     One-third upon shipment of the factory equipment.

     One-third upon deposit of the final payment from the licensee for the Master License fees or the Manufacturing & Distribution facility.

     If Contractor is paid in stock, payment shall be upon the execution of each Master License or Manufacturing and Distribution License Agreement and initial deposit of license fees.

     6. TERMINATION OF CONSULTING AGREEMENT: This Agreement may only be terminated with the agreement of both parties and upon agreeing to a severance package.

7.	In the event that a change in management occurs, and the both parties agree to terminate this contract, Consultant will be entitled to 5,000,000 shares of commons shares of World Transport Authority, Inc.

COOPERATION, ARBITRATION, INTERPRETATION, MODIFICATION, ATTORNEY FEES AND MISCELLANEOUS PROVISIONS

     The parties agree that they will do all that is required and necessary to accomplish and facilitate the purposes of this Agreement and that they will sign and execute all documents necessary to bring about and perfect the purposes of this Agreement.

     The parties agree that should any provision of this Agreement be found to be ambiguous in any way, such ambiguity shall not be resolved by construing such provision or any part of, or the entire Agreement, in favor of or against any party herein, but rather by construing the terms of this Agreement fairly and reasonably in accordance with their generally accepted meaning.

     No amendment, modification or waiver of any provision of this Agreement shall in any event be effective unless the same shall be in writing and signed by the parties hereto.

     None of the parties rights, duties or obligation under this Agreement are assignable by any of the parties hereto without the prior written consent of the other party and any attempted assignment without prior written consent shall be null and void.

     This Agreement constitutes the entire Agreement and understanding of the parties hereto with respect to the matters herein set forth, and all prior negotiations, writings and understandings relating to the subject matter of this Agreement are merged herein and are superseded and canceled by the Agreement.

     The parties will attempt through good faith negotiation to resolve their disputes. The term "disputes" includes, without limitation, any disagreements between the parties concerning the existence, formation and interpretation of this Agreement and their obligation thereunder. If the parties hereto are unable to resolve their disputes by negotiation, they shall attempt to resolve their disputes through mediation.

    If mediation proves unsuccessful, either party may commence arbitration by sending a written notice of arbitration to the other party. The notice will state the dispute with particularity. As part of the arbitrator's decision, the arbitrator may allocate the cost of arbitration, including fees of attorneys and experts, as the arbitrator deems fair and equitable in light of all relevant circumstances. The arbitration hearing shall be commenced thirty (30) days following the date of delivery of notice of arbitration to the other party, or as soon thereafter as set by the arbitrator(s).

     If any legal action or any arbitration or other proceeding is brought for the enforcement of this Agreement, or because of an alleged dispute, breach, default, or misrepresentation in connection with any of the provisions of this Agreement, the successful or prevailing party shall be entitled to recover reasonable attorney's fees and other costs incurred in that action or proceeding, in addition to any other relief to which it may be entitled.

     Executed this 5th day of July 2002.



     /s/ Lyle Wardrop                  /s/ Eric Santos
---------------------------        --------------------------
By: Lyle Wardrop, President        By: Eric Santos
World Transport Authority, Inc.    CBN WorldStar Philippines, Inc.
140 West Park Avenue, Suite 219    Lot 4 & 5 J. Abad Santos Ext.
                                   Don Bonifacio Subdivision
El Cajon, CA 92020                 Balibago, Angeles City
United States                      Pampanga, Philippines
(619) 593-2440                     011-63-45-323-5757
(619) 593-2444 FAX                 011-63-45-323-5757 FAX

                 INDEX TO FINANCIAL STATEMENTS
[ATTACHMENT TO ITEM 7]


                                                                        PAGE

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                F-2

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 AND 2001                                                  F-3

CONSOLIDATED STATEMENTS OF OPERATIONS
  YEARS ENDED JUNE 30, 2002 AND 2001                                    F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
  YEARS ENDED JUNE 30, 2002 AND 2001                                    F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS
  YEARS ENDED JUNE 30, 2002 AND 2001                                    F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           F-7/14


                       *       *       *













                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders
World Transport Authority, Inc.


We have audited the accompanying consolidated balance sheets of WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of World Transport Authority, Inc. and Subsidiaries as of June 30, 2002 and 2001, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has not generated any sustained revenues from its operations and, as a result, it has had recurring losses, negative cash flows from operating activities and working capital deficiencies. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        J.H. Cohn LLP


San Diego, California
September 24, 2002

              WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                            JUNE 30, 2002 AND 2001

<CAPTIONS>
          ASSETS

                                                    2002          2001
                                                ------------  ------------
Current assets:
Cash                                            $      1,122  $      2,450
Accounts receivable, net of allowance for
    doubtful accounts of $79,463 and $456             12,500        67,543
    Note receivable                                    4,300
    Inventories                                                     82,468
    Prepaid expenses and other current assets         21,036        62,338
                                                 -----------   -----------
       Total current assets                           38,958       214,799

Property and equipment, net                          232,757       515,978
Other assets                                           2,314        42,417
                                                 -----------   -----------
       Totals                                   $    274,029  $    773,194
                                                 ===========   ===========
           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                            $    325,566  $    145,481
    Accrued expenses                                  17,865        29,586
    Due to stockholder                                29,862         9,654
Obligations under settlement agreements              324,044       150,823
Current portion of capital lease obligations                         5,487
                                                 -----------  ------------
Total current liabilities                            697,337       341,031

Capital lease obligations, net of current portion                   28,745
Deferred license fees                                237,000       232,000
                                                 -----------  ------------
       Total liabilities                             934,337       601,776
                                                 -----------  ------------
Commitments and contingencies

Stockholders' equity (deficiency):
Common stock - unlimited shares authorized, no
    par value; 72,873,595 and 64,647,276 shares
    issued and outstanding                        12,695,019    12,247,115
   Accumulated deficit                           (13,355,327)  (12,075,697)
                                                ------------  ------------
       Total stockholders' equity (deficiency)      (660,308)      171,418
                                                ------------  ------------
       Totals                                  $     274,029 $     773,194
                                                ============  ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      YEARS ENDED JUNE 30, 2002 AND 2001

<CAPTIONS>

                                                    2002         2001
                                               ------------  ------------
Revenues:
Auto parts distribution fees                   $     12,417  $     26,036
    Auto parts sales                                              259,567
    Freight revenue                                   6,503        61,807
    Royalties                                        10,000        17,000
                                                -----------   -----------
       Totals                                        28,920       364,410

Cost of revenues                                      5,356       316,185
                                                -----------   -----------
Gross profit                                         23,564        48,225
                                                -----------   -----------
Operating expenses:
Selling and general                                 949,489     3,142,897
Depreciation and amortization                       254,995       261,538
   Inventory write-off                               82,468
                                                -----------   -----------
       Totals                                     1,286,952     3,404,435
                                                -----------   -----------
Operating loss                                   (1,263,388)   (3,356,210)

Other income                                         16,248        14,410
Interest expense                                    (32,490)
                                                -----------   -----------
Net loss                                       $ (1,279,630) $ (3,341,800)
                                                ===========   ===========
Basic net loss per share                       $       (.02) $       (.05)
                                                ===========   ===========
Basic weighted average shares outstanding        68,119,827    63,702,903
                                                ===========   ===========













SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                        YEARS ENDED JUNE 30, 2002 AND 2001

                                  Common Stock         Accumulated
                               Shares        Amount      Deficit       Total
                            -----------------------  -------------------------
Balance, July 1, 2000       56,014,780  $ 9,836,563  $ (8,733,897) $ 1,102,666

Common stock sold for cash   3,431,110      854,565                    854,565

Common stock issued
   to pay for services       4,312,099    1,368,308                  1,368,308

Common stock issued to pay
   employee compensation       138,768       45,479                     45,479

Common stock issued to pay
related party advances         750,519      142,200                    142,200

Net loss                                               (3,341,800)  (3,341,800)
                           -----------   -----------  -----------   ----------
  Balance, June 30, 2001    64,647,276    12,247,115  (12,075,697)     171,418

Common stock sold for cash   4,012,997       192,275                   192,275

Common stock issued
to pay for services          3,638,322       202,279                   202,279

Common stock issued to pay
employee compensation          375,000        19,350                    19,350

Common stock issued as
charitable contribution        200,000        34,000                    34,000

Net loss                                               (1,279,630)  (1,279,630)
                            ----------   -----------  -----------   ----------
Balance, June 30, 2002      72,873,595   $12,695,019 $(13,355,327) $  (660,308)
                            ==========   ===========  ===========   ==========







SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        YEARS ENDED JUNE 30, 2002 AND 2001

<CAPTIONS>                                           2002            2001
                                                   ------------   ------------
Operating activities:
  Net loss                                         $(1,279,630)   $(3,341,800)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Provision for doubtful accounts                     79,008
    Depreciation and amortization                      254,995        261,538
    Inventory write-off                                 82,468
    Other                                               (3,401)
    Common stock issued for services, bonuses,
      compensation and charitable contribution         255,629      1,413,787
    Changes in operating assets and liabilities:
      Accounts and note receivable                     (28,265)        61,525
      Inventories                                                      66,649
      Prepaid expenses and other current assets         41,302         96,978
      Other assets                                      29,865        (35,981)
      Accounts payable                                 180,085         68,706
      Accrued expenses                                  (1,408)        (1,154)
      Deferred license fees                              5,000        172,000
      Obligations under settlement agreements          173,221         75,000
                                                    ----------     ----------
        Net cash used in operating activities         (211,131)    (1,162,752)
                                                    ----------     ----------
Investing activities - purchases of property
     and equipment                                                    (37,298)
                                                                   ----------
Financing activities:
   Advances from related party                          25,208        244,238
   Payments of advances from related party              (5,000)       (70,201)
   Payments of capital lease obligation                 (2,680)        (1,259)
   Proceeds from sales of common stock                 192,275        854,565
                                                    ----------     ----------
        Net cash provided by financing activities      209,803      1,027,343
                                                    ----------     ----------
Net decrease in cash                                    (1,328)      (172,707)

Cash at beginning of year                                2,450        175,157
                                                    ----------     ----------
Cash at end of year                                $     1,122    $     2,450
                                                    ==========    ===========
Supplemental disclosure of noncash activities:
   Acquisition of equipment under capital lease obligations       $    35,491
                                                                  ===========
   Transfer of inventory to leased equipment                      $    84,000
                                                                  ===========
   Common stock issued in payment of related party advances       $   142,200
                                                                  ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

           WTA is in the business of designing vehicles and selling master licenses to others for the production of vehicles in specific countries or regions around the world. The master licensees are responsible for selling, manufacturing and distribution licenses for individual factories throughout their country or region and providing all support for each factory. WSL, which commenced operations in May 2000, sells or arranges for the sale of manufactured vehicle components to established manufacturing and distribution facilities. In addition, the Company may receive royalty payments based on the production and/or sale of vehicles and from sales of licenses to build and sell manufacturing plants.

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

Advertising and marketing costs:
           The Company expenses the cost of advertising and marketing as incurred. Advertising and marketing costs charged to operations in 2002 and 2001 amounted to $600 and $1,492, respectively.

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

Revenue recognition:
           The Company has generated revenues through sales of licenses, selling or arranging for the sale of auto parts to licensees, freight charges and royalties from license agreements.

           Generally, a manufacturing and distribution license holder is required to pay its master license fee by remitting a specified percentage of each manufacturing and distribution license fee to the Company. As a result of the uncertainties related to the realization of such fees, revenues from the sale of a master license are recognized when the Company receives the specified percentage payment from the master license holder upon the sale of a manufacturing and distribution license, and the Company has provided substantially all of the factory components and training sufficient to enable the licensee to begin vehicle production. The Company did not record any license fees in 2002 or 2001.

           Prior to 2002, the Company purchased vehicle components from manufacturers and sold the components to licensees. Accordingly, the Company recognized sales and the related cost of sales upon shipment of the components. Beginning in 2001, the Company stopped taking possession of the components and, instead, became responsible for arranging for the shipment of the vehicle components by the manufacturers directly to the licensees for which it is entitled to fees. Accordingly, the Company no longer

              WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business and summary of significant accounting policies (concluded):

           records sales and costs of sales in connection with such shipments. Fees from the distribution of the vehicle components are based on the terms of the underlying license agreements and are recognized either upon the shipment of the components or upon the production of the vehicle.

           Amounts billed for shipping and handling are included in freight revenue and handling costs are included in cost of revenues.

           Royalty payments based on the production and/or sale of vehicles are recognized when earned. Royalties were derived from the licensee in Colombia in 2002 and the licensees in Colombia and the Philippines in 2001.

Earnings (loss) per share:
           Basic earnings (loss) per common share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. Diluted per share amounts have not been presented in the accompanying consolidated statements of operations because the Company did not have any potentially dilutive securities outstanding during 2002 and 2001.

        Impairment of long-lived assets:
           Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. No impairment losses were recorded in 2002 and 2001.

        Reclassifications:
           Certain amounts in the 2001 consolidated financial statements have been reclassified to conform to 2002 presentations.

Note 2 - Basis of presentation:
           As shown in the accompanying financial statements, the Company had net losses of $1,279,630 and $3,341,800 and net cash used in operating activities of $211,131 and $1,162,752 in 2002 and 2001, respectively. Management cannot determine whether the Company will become profitable and whether operating activities will begin to generate cash. If operating activities continue to use substantial amounts of cash, the Company will need additional financing. These matters raise substantial doubt about the ability of the Company to continue as a going concern.

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

Note 3 - Credit Risk:
           The Company maintains all of its cash balances in two financial institutions. At times, these balances exceed the Federal Deposit Insurance Corporation limitation for coverage of $100,000 thereby exposing the Company to credit risk. Exposure to credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings.

Note 4 - Inventories:
           There were no inventories at June 30, 2002. Inventories at June 30, 2001 consisted of all finished goods.

Note 5 - Property and equipment, net:
           Property and equipment at June 30, 2002 and 2001 consisted of the following:

                                                  2002         2001
                                              -----------  -----------
Molds                                         $   898,419  $   898,419
Demo equipment and vehicles                       287,585      287,585
Machinery and equipment                           121,311      121,311
Office furniture and equipment                     43,608       44,047
Leasehold improvements                                          15,884
Leased equipment                                   84,000      119,491
                                               ----------   ----------
Totals                                          1,434,923    1,486,737

Less accumulated depreciation and amortization  1,202,166      970,759
                                               ----------   ----------
Property and equipment, net                   $   232,757  $   515,978
                                               ==========   ==========
                                      F-10



              WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Note receivable
           At June 30, 2002, the Company had an unsecured note receivable of $4,300 from its licensee in the Philippines with principal and interest accrued at the annual rate of 10% payable in October 2002. Interest income for 2002 was not significant.

Note 7 - Effects of disputes and settlements:
           The Company incurred charges to selling and general expenses of approximately $200,000 during 2002 as a result of court imposed settlements of claims brought against the Company for salaries, bonuses and workers' compensation and charges of approximately $75,000 during 2001 for mediation and arbitration costs related to disputes. Obligations payable as a result of these settlements and disputes and those in prior periods totaled $324,044 and $150,823 at June 30, 2002 and 2001, respectively, including an obligation to pay $150,000 at June 30, 2002 that bears interest at 10% and an obligation to pay $103,374 at that date that is subject to a lien against substantially all of the Company's assets.

Note 8 - Lease commitments:
           The Company leases its office facilities under an operating lease that expires in September 2002. The office facility lease requires payment of the Company's pro rata share of building maintenance and other operating expenses related to the facilities. Rent expense was $44,468 in 2002 and $98,495 in 2001.

           Future minimum rental payments under the operating lease approximate $1,000 for the year ending June 30, 2003.

Note 9 - Equipment lease:
           The Company is the lessor of automobile equipment and tools to the licensee of the manufacturing and distribution facility in the Philippines. The lease term is through March 2005, and requires monthly installments of $1,750 due at the inception of the month. Due to the uncertainty associated with collectability of monthly payments, the Company has established a reserve against any current and future amounts due under the lease agreement.

           Approximate future minimum rental payments to be received under the lease in years subsequent to June 30, 2002 are as follows:

              WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Equipment lease (concluded):

                Year Ending
                June 30,                  Amount
                -----------             ---------
                2003                     $21,000
                2004                      21,000
                2005                      15,800
                                        --------
                Total                    $57,800
                                        ========

Note 10- Contract commitments:
           In 2002, the Company entered into certain consulting agreements that expire on various dates through October 2002. Future minimum payments under the contracts to be paid in the year ending June 30, 2003 amounted to approximately $30,500.

Note 11- Income taxes:
           As of June 30, 2002, the Company had net operating loss carryforwards available for Federal income tax purposes of approximately $12,800,000, which expire at various dates through 2022. There were no other significant temporary differences as of that date. Due to the uncertainties related to, among other things, the extent and timing of its future taxable income, the Company has offset the deferred tax assets attributable to the potential benefits of approximately $4,300,000 from the net operating loss carryforwards by an equivalent valuation allowance at June 30, 2002. The Company had also offset the potential benefits of approximately $3,900,000 from net operating loss carryforwards by an equivalent valuation allowance at June 30, As a result of the increase in the valuation allowance of $400,000 and $1,090,000 during 2002 and 2001, respectively, no credit for income taxes is included in the accompanying consolidated statements of operations.

Note 12- Related party transactions and balances:
           A stockholder made noninterest bearing advances to the Company of $25,208 and $244,238 during 2002 and 2001, respectively. The Company repaid advances made by the stockholder through the issuance of 750,519 shares of common stock with fair market values ranging from $.16 to $.22 and an aggregate fair value of $142,200 during 2001. The issuances of the shares to reduce debt were noncash transactions that are not reflected in the accompanying consolidated statements of cash flows.

           During 2001, the Company also issued shares of common stock to pay for services performed by the same stockholder (see Note 13).

           The Company had a payable to a stockholder of $29,862 and $9,654 at June 30, 2002 and 2001, respectively. The amounts are unsecured, noninterest bearing and due on demand.

              WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13- Common stock:
           During the year ended June 30, 2002 the Company sold or completed the sale of 4,012,997 shares of common stock at prices ranging from $.03 to $.16 per share to private investors and received proceeds of $192,275.

           During the year ended June 30, 2002, the Company issued 3,638,322 shares of common stock at times when the market prices ranged from $.03 to $.20 per share to consultants and other organizations for various services it received. In addition, the Company issued 375,000 shares of common stock at times when the market prices ranged from $.03 to $.20 per share to various employees as compensation. Charges to expense attributable to consulting and other services received and to employee compensation arising from these issuances amounted to $202,279 and $19,350, respectively.

           During the year ended June 30, 2002, the Company issued 200,000 shares of common stock at times when the market prices ranged from $.14 to $.20 per share as a charitable contribution. Charges to contribution expense for these issuances amounted to $34,000.

           During the year ended June 30, 2001, the Company sold or completed the sale of 3,431,110 shares of common stock at prices ranging from $.15 to $1.68 per share to private investors and received proceeds of $854,565.

           During the year ended June 30, 2001, the Company issued 1,396,099 shares of common stock at times when the market prices ranged from $.15 to $1.75 per share to consultants and other organizations for various services it received. In addition, the Company issued 138,768 shares of common stock at times when the market prices ranged from $.22 to $.54 per share to various employees as compensation. Charges to expense attributable to consulting and other services received and to employee compensation arising from these issuances amounted to $457,058 and $45,479, respectively.

           During the year ended June 30, 2001, the Company also issued 2,916,000 shares of common stock at the fair market price of $.3125 per share to a stockholder for services performed. Compensation expense associated with this issuance amounted to $911,250.

Note 14- Subsequent events:
           From July 1, 2002 through September 24, 2002, the Company entered into employment contracts with two of its executive officers, an agreement for investor relation services and an agreement for consulting services.

              WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14- Subsequent events (concluded):

           Under an employment contract pursuant to which the Company will retain the services of its Chief Executive Officer and President, the Company is obligated to make salary payments totaling $12,000 annually during the period that commenced in July 2002 and extends to June 2007. The officer also received 250,000 shares of the Company's common stock as an incentive for entering into the contract.

           Under an employment contract pursuant to which the Company will retain the services of its Chief Executive Officer and President, the Company is obligated to make salary payments totaling $12,000 annually during the period that commenced in July 2002 and extends to June 2007. The Officer also received 250,000 shares of the Company's common stock as an incentive for entering into the contract.

           Under an investor relation services agreement that commenced in July 2002 and extends to June 2007, the Company is obligated to make payments to an investor relations consultant totaling $81,600 during the first year of the agreement with annual increases of 10% after completion of the first year. The investor relations consultant also received 250,000 shares of the Company's common stock and $10,000 in cash as incentives for entering into the contract. The Company is also obligated to pay other expenses of $750 per month on behalf of the investor relations consultant.

           The officers and the investor relations consultant are each entitled to 1,000,000 shares of the Company's common stock and one-year's compensation upon termination of a contract as a result of a change in the management of the Company.

           Under an agreement with another consultant that commenced in July 2002 and extends to June 2003, the Company will receive marketing consulting services in exchange for the issuance of 50,000 shares of the Company's common stock.

Note 15- Contingency:
           As of September 24, 2002, the Company had not filed Federal or tate corporate tax returns for the year ended June 30, 2001. Management does not believe this will have any material impact on the accompanying consolidated financial statements.