Form 10QSB
period 2002-09-30
WORLD TRANSPORT AUTHORITY INC
filed 2002-11-14
CIK 1028130

CONFORMED SUBMISSION TYPE:	10QSB

PUBLIC DOCUMENT COUNT:		2
CONFORMED PERIOD OF REPORT:	20020930
FILED AS OF DATE:			20021114

FILER:

	COMPANY DATA:
COMPANY CONFORMED NAME:	WORLD TRANSPORT AUTHORITY, INC.
(formerly Composite Automobile
Research, Ltd.)
	CENTRAL INDEX KEY:			0001028130
STANDARD INDUSTRIAL CLASSIFICATION:	MOTOR VEHICLES & PASSENGER CAR
BODIES [3711]

	IRS NUMBER:				931202663
	FISCAL YEAR END:			630

	FILING VALUES:
		FORM TYPE:			10QSB
		SEC ACT:
		SEC FILE NUMBER:		000-23693
		FILM NUMBER:		99627765

	BUSINESS ADDRESS:
		STREET 1:			140 West Park Avenue
		CITY:				El Cajon
		STATE:			CA
		ZIP:				92020
		BUSINESS PHONE:		6195932440

	MAIL ADDRESS:
		STREET 1:			140 West Park Avenue
		CITY:				El Cajon
		STATE:			CA
		ZIP:				92020


INDEX                                                                PAGE NO.

PART I     FINANCIAL INFORMATION
     ITEM 1.     FINANCIAL STATEMENTS                                     2
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS     5
     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                      8

PART II    OTHER INFORMATION
     ITEM 1.     LEGAL PROCEEDINGS                                        9
     ITEM 5.     OTHER INFORMATION                                       10
     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                        10

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934


                        For Quarter ended September 30, 2002
                         Commission File Number 0-23693


-----------------------------------------------------------------------------


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

     As of September 30, 2002, the registrant had 73,668,595 shares of common stock, no stated par value, issued and outstanding.

PART I     FINANCIAL INFORMATION
ITEM 1. Financial Statements
                WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002
                                  (UNAUDITED)
                                 ASSETS

Current Assets:
      Cash                                                  $       691
      Accounts receivable, net                                   12,500
      Other receivable                                              250
      Prepaid expenses and other current assets                  25,876
                                                             ----------
        Total Current Assets                                     39,317
                                                             ----------

Property and Equipment                                        1,434,922
  Less Depreciation                                           1,251,189
                                                             ----------
                                                                183,733

Other Assets                                                      2,544
                                                             ----------
TOTAL ASSETS                                                $   225,594
                                                             ==========
              LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
      Accounts payable                                      $   333,813
      Accrued expenses                                           20,263
      Investor deposit                                           31,780
      Due to stockholder                                         31,862
      Obligations under settlement agreements                   406,804
                                                             ----------
        Total Current Liabilities                               824,522

Deferred license fees                                           237,000
                                                             ----------

TOTAL LIABILITIES                                             1,061,522
                                                             ----------
Commitments and Contingencies
Stockholders' Deficiency:
     Common stock - unlimited shares authorized,
        no par value; 73,668,595 shares issued
        and outstanding                                      12,733,519

     Accumulated Deficit                                    (13,569,447)
                                                             ----------
        Total stockholders' deficiency                         (835,928)
                                                             ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY              $   225,594
                                                             ==========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three Months Ended
                                                       September 30,
                                             -------------------------------
2002	2001
                                             -------------------------------
Revenues:
     Freight revenue                            $         0  $      1,167
     Royalties                                            0         1,000
                                                 ----------   -----------
       Totals                                             0         2,167

Cost of revenues                                          0           891
                                                 ----------   -----------
Gross profit                                              0         1,276
                                                 ----------   -----------
Operating expenses:
     Selling and general                            157,842       312,431
     Depreciation and amortization                   49,017        68,282
                                                -----------   -----------
       Totals                                       206,859       380,713
                                                -----------   -----------
Loss from operations                               (206,859)     (379,437)

Other income                                          5,253         5,250

Interest expense                                     12,514         1,161
                                                -----------   -----------
Net loss                                       $(   214,120) $(   375,348)
                                                ===========   ===========

Basic net loss per share                       $     (0.00)  $      (0.01)
                                                ===========   ===========
Basic weighted average shares outstanding        72,916,041    65,594,739
                                                ===========   ===========














             SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      Three months ended
                                                        September 30,
                                                  -------------------------
2002          2001
                                                  -----------   -----------
Operating activities:
   Net loss                                       $  (214,120)  $  (375,348)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
      Provision for doubtful accounts                   5,000
      Depreciation and amortization                    49,017        68,282
      Common stock issued for services, bonuses,
        compensation and charitable contribution       27,500       154,100
   Changes in operating assets and liabilities:
      Accounts receivable                              (5,250)        1,239
      Prepaid expenses and other current assets          (533)       54,010
      Other assets                                       (230)            0
      Accounts payable                                  8,247        53,695
      Accrued expenses                                  2,398       (25,537)
      Deferred license fees                                           5,000
      Obligations under settlement agreements          82,760
                                                   ----------    ----------
         Net cash used in operating activities        (45,211)      (64,559)
                                                   ----------    ----------

Financing activities:
      Advances from related party                       2,000        18,223
      Payments of capital lease obligation                           (1,146)
      Proceeds from sales of common stock              42,780        46,125
                                                   ----------    ----------
         Net cash provided by financing activities     44,780        63,202
                                                   ----------    ----------

Net decrease in cash                                     (431)       (1,357)

Cash at beginning of period                             1,122         2,447
                                                   ----------    ----------
Cash at end of period                             $       691   $     1,090
                                                   ==========    ==========









            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Interim Reporting

     In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of World Transport Authority, Inc. and its subsidiaries (the "Company") as of September 30, 2002 and their results of operations and cash flows for the three months ended September 30, 2002 and 2001.

     Pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements, unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company as of June 30, 2002, and for the years ended June 30, 2002 and 2001 included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002, that was previously filed with the SEC.

     Results for the three months ended September 30, 2002 are not necessarily indicative of the results to be obtained for the full year.

2.   Basis of Presentation

     As shown in the accompanying financial statements, the Company had a net loss of $214,120 and net cash used in operating activities of $45,211 for the three months ended September 30, 2002. Management cannot determine whether the Company will become profitable, and whether operating activities will begin to generate cash. If operating activities continue to use substantial amounts of cash, the Company will need additional financing. These matters raise substantial doubt about the ability of the Company to continue as a going concern.

     Historically, the Company has funded its operations through sales of common stock to private investors and borrowings from a stockholder. Management plans to obtain the funds needed to enable the Company to continue as a going concern through the private sales of common stock and sales of master licenses and manufacturing and distribution licenses. However, management cannot provide any assurance that the Company will be successful in consummating any private sales of common stock or generating sufficient license fee payments from master and manufacturing and distribution licenses.

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

3.   MASTER LICENSE AND MANUFACTURING AND DISTRIBUTION LICENSES

     There was one new Master License Agreement ("MLA") signed during the three months ended September 30, 2002. Additionally, subsequent to the end of the period, one MLA was transferred to a new licensee.

EUROPE

     The Company signed an exclusive MLA with Cugnot Motor Corporation Ltd. ("Cugnot"), to develop the production of the WorldStar utility vehicle in fifty-nine European countries over a period of 50 years. The exclusive agreement states a Master License Fee of $5,000,000 USD (five million US Dollars) for the territories. Cugnot, a UK based company, has signed a Promissory Note for the License Fee requiring definitive payments over a two year period. Revenue from this Master License Agreement will be recognized as the Master License Fees are collected. No amounts have been received as of September 30, 2002.

     The European MLA establishes that the Company retains full control over their patents and outlines specific payment terms and benchmarks for the sale of Factory Licenses within the territory. In addition, the terms of the agreement allow the Company to convert a portion of the note into equity ownership in the UK company, up to a twenty percent (20%) portion.

     The European market represents a strong potential market for the WorldStar utility vehicle, especially in Eastern Europe. The aim of Cugnot is to identify specific trends and opportunities in Europe. Cugnot will then identify specific licensing and/or distribution partners who meet the criteria of the Company and its shareholders and possess the necessary qualities to command a market share. Upon completion of all research and partner profiling, the preferred route of entry will be determined on a country-by-country basis.

PHILIPPINES

     The Cooperative Union of the Philippines ("CUP") is now the Master License Holder ("MLH") to manufacture and sell the WorldStar? vehicle in the Philippines. Acquiring the exclusive territory of the Philippines by signing an agreement with CBN Philippines to transfer the License, CUP took formal conditional control of the Philippines' Master License on October 10, 2002. Per the terms of the agreement, CUP also agreed to prepare performance projections to detail the number of site licenses to be sold during the last quarter of 2002 and during fiscal years 2003 and 2004.

     CUP was established in 1979 as an apex organization of national cooperative federations and unions at the regional, provincial and city levels. CUP is a CDA accredited national apex organization of affiliated National Federations and Cooperative Unions at all levels. CUP is a member of the International Cooperative Alliance ("ICA") and various cooperative organizations in the Asian and Pacific Region. It is collectively owned by the Cooperatives and works for the benefit of all Cooperatives in the Philippines regardless of type or affiliation. CUP's vision is a Philippine society where there is equity, democracy, social justice and sustainable development.

     No other activity has taken place for any of the other MLH's during the quarter ended September 30, 2002.

4.   Related party transactions:

     The Company has an outstanding stockholder's loan of $31,862 on September 30, 2002, which is unsecured, non-interest bearing and due on demand. During the three months ended September 30, 2002, the stockholder loaned $2,000 to the Company. This total for the stockholder's loan includes the fiscal year end outstanding balance of $29,862.

5.   Common Stock Transactions:

Stock issued for services:

     During the three months ended September 30, 2002, the Company issued 300,000 shares of common stock to various independent contractors for services rendered and to be provided. The stock was issued at a market value of $.05 per share. Compensation expense associated with this issuance charged to expenses was equal to $15,000.

     In addition to the common stock issued for services, the Company issued 250,000 shares of stock to an officer of the company. The stock was issued at a market value of $.05 per share. The value associated with this issuance charged to expenses was equal to $12,500.

Sale of stock:

     For the three months ended September 30, 2002, the Company sold 245,000 shares of common stock at market prices ranging from $.04 to $.05 to new stockholders of the Company, and received proceeds of $11,000.

6.   Litigation

     At September 30, 2002, the Company had entered into legal settlements with former employees. A former employee filed a worker's compensation case against the insurance carrier for the Company and the Company. On April 29, 2002, the Company received notification that an award has been issued in the Powers matter. The Company has accrued liabilities of $58,580 as estimated costs in this case, based on review of preliminary award information received by the Company. Subsequent to period ended September 30, 2002, the Company received notification of the award stipulated in this case. The total amount stated is $128,841, and the Company has accrued for the total liability as of the end of the period.

     In August 2002, the Company obtained documentation of a judgment filed by the Van Vlechten Family Limited Partnership for amounts due under the lease for the prior office space on Magnolia Avenue in Santee, California. The Company terminated this lease early and vacated the space in an effort to downsize the operational expenses. The total costs stated in the judgment equal $9,819 and have been accrued at year-end. Additionally, a number of vendors are pursuing the amounts owed to them through collections and legal process.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial condition and liquidity:

     As shown in the financial statements, the Company incurred a net loss of $214,120 and net cash used in operating activities of $45,211 for the three months ended September 30, 2002. Management cannot determine when the Company will become profitable, if ever, and when operating activities will begin to generate cash, if ever. If operating activities continue to use substantial amounts of cash, the Company will need additional financing. These matters raise substantial doubt about the ability of the Company to continue as a going concern.

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

     As of September 30, 2002, the Company had $691 cash on hand and in the bank.

     The primary sources of cash and financing for the Company for the three months then ended were $42,780 from sales of common stock and deposits for the purchase of common stock, and $2,000 from a shareholder loan. The primary uses of cash during that period were $45,211 to finance the Company's operations. The Company currently maintains a positive cash balance through sales of common stock.

Results of operations:

     The Company did not generate revenue during the three months ended September 30, 2002, a decrease from its total revenue of $2,167 during the three months ended September 30, 2001. Revenue from the three months ended September 30, 2001 consisted of freight income and royalty income.

     The Company has experienced a decrease in revenues in the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. There have been no new license agreements signed during the period, and therefore no license sales have been recorded.

     The Company sustained a net loss of $214,120 for the three months ended September 30, 2002 compared to net loss of $375,348 for the three months ended September 30, 2001. A decrease of 43% in net loss was primarily due to the effort on the part of management to continue to streamline the operations of the Company until cash flow increases. Expenses that have been decreased as compared to the same three month period last year include: contributions, depreciation, commissions, consulting, legal, rent and utilities.

     The Company believes that there are three strong areas of expansion for the Company at this time. The transfer of the Master License in the Philippines to the CUP will trigger expansion in the Philippines in the next six to nine months. The CUP will also expand the name recognition of the WorldStar project throughout Asia with their links to other Asian Cooperative organizations.

     The Company is initiating negotiations for the Economic Development License program for the WorldStar vehicle. This program will provide additional benefits in many developing nations by combining the production of the WorldStar vehicle with an incubator program designed to train candidates to operate transportation businesses. The Company anticipates that licensing Non-Profit organizations to develop this program will lead to research into various funding sources for these potential licensees with the International Monetary Fund and the World Bank.

     The third strong area of development in Eastern Europe through the agreement signed with Cugnot.

ITEM 3.  CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this quarterly report for the period ended September 30, 2002, the Company carried out an evaluation of the design and effectiveness of the Company's disclosure controls and procedures, pursuant to Rule 13 a-14 of the Securities Exchange Act of 1934. This evaluation took place under the supervision and with the participation of the company's management, including the Chief Executive Officer and President of the Company. Based on these evaluations the principal executive officers concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company, including the consolidated subsidiaries, required to be included in the company's periodic SEC filings. There were no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings.

     At period ended September 30, 2002, the Company had legal settlements with former employees.

     A former employee filed a worker's compensation case against the insurance carrier for the Company and the Company. On April 29, 2002, the Company received notification that an award has been issued in the Powers matter. The Company accrued liabilities of $58,580 as estimated costs in this case, based on review of preliminary award information that was received.

Subsequent to the period ended September 30, 2002, the Company received notification of the award stipulated in this case. The total amount stated is $128,841, and the Company has now accrued for the total liability as of the end of the period.

     In August 2002, the Company obtained documentation of a judgment filed by the Van Vlechten Family Limited Partnership for amounts due under the lease for the prior office space on Magnolia Avenue in Santee, California. The Company terminated this lease early and vacated the space in an effort to downsize the operational expenses. The total cost stated in the judgment equals $9,819, which has been accrued by the Company. Additionally, a number of vendors are pursuing the amounts owed to them through collections and legal process.

ITEM 2-5.	Not applicable

ITEM 6.	Exhibits and Reports on Form 8-K.

     a. No reports on Form 8-K were filed during the fiscal quarter ended September 30, 2002.

                                       SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WORLD TRANSPORT AUTHORITY, INC.



        Date:  November 15, 2002        /s/ LYLE WARDROP
                                  ----------------------------------------
                                  Lyle Wardrop
                                  President, Director





                            CERTIFICATION PURSUANT TO
                   18 USC, SECTION 1350, AS ADOPTED PURSUANT TO
               SECTION 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Lyle Wardrop, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of World Transport Authority, Inc.;

2. To the best of my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading;

3. To the best of my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a. designed such disclosure controls and procedures to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of that date;

5. I have disclosed, based on our most recent evaluation, to the Company's auditors and the board of directors:

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

7. This report on Form 10-QSB fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934.

Dated:  November 14, 2002                By: /s/ Lyle Wardrop
                                            -----------------------
                                            Lyle Wardrop
    	                                      Chief Executive Officer
                                            Chief Accounting Officer