Form 10QSB
period 2002-12-31
WORLD TRANSPORT AUTHORITY INC
filed 2003-02-14
CIK 1028130

CONFORMED SUBMISSION TYPE:    10QSB

PUBLIC DOCUMENT COUNT:        1
CONFORMED PERIOD OF REPORT:   20021231
FILED AS OF DATE:             20030213

FILER:

      COMPANY DATA:
      COMPANY CONFORMED NAME:  WORLD TRANSPORT AUTHORITY, INC.

      CENTRAL INDEX KEY:       0001028130

      STANDARD INDUSTRIAL CLASSIFICATION:
                               MOTOR VEHICLES & PASSENGER CAR BODIES [3711]
      IRS NUMBER:	                  931202663
      FISCAL YEAR END:              630

      FILING VALUES:
            FORM TYPE:              10QSB
            SEC ACT:
            SEC FILE NUMBER:        000-23693
            FILM NUMBER:            99627765

      BUSINESS ADDRESS:
            STREET 1:               140 West Park Avenue
            CITY:                   El Cajon
            STATE:                  CA
            ZIP:                    92020
            BUSINESS PHONE:         6195932440

      MAIL ADDRESS:
            STREET 1:               140 West Park Avenue
            CITY:                   El Cajon
            STATE:                  CA
            ZIP:                    92020


INDEX                                                                PAGE NO.

PART I      FINANCIAL INFORMATION
      ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS               2
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS      5
      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                       8
	ITEM 3.	CONTROLS AND PROCEDURES                                  11

PART II     OTHER INFORMATION
      ITEM 1.     LEGAL PROCEEDINGS                                        11
	ITEM 2.	CHANGES IN SECURITIES                                    11
      ITEM 5.     OTHER INFORMATION                                        12
      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                         12

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934


                        For Quarter ended December 31, 2002
                         Commission File Number 0-23693


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

                                 Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

     As of December 31, 2002, the registrant had 75,058,595 shares of common stock, no stated par value, issued and outstanding.

PART I  FINANCIAL INFORMATION		ITEM 1. Financial Statements
              WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002
                                   (UNAUDITED)

                                      ASSETS
Current Assets:
      Cash                                                 $     1,785
      Accounts receivable, net                                  12,750
      Prepaid expenses and other current assets                 44,605
                                                           -----------
        Total Current Assets                                    59,140
                                                           -----------

Property and Equipment                                       1,434,923
  Less Accumulated Depreciation                              1,295,788
                                                           -----------
                                                               139,135

Other Assets                                                       944
                                                           -----------
TOTAL ASSETS                                               $   199,219
                                                           ===========
                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
      Accounts payable                                     $   280,874
      Accrued expenses                                          15,596
      Investor deposit                                          51,080
      Due to stockholder                                        81,862
      Obligations under settlement agreements                  427,005
                                                           -----------
        Total Current Liabilities                              856,417


Deferred license fees                                          237,000
                                                           -----------
TOTAL LIABILITIES                                            1,093,417
                                                           -----------
Commitments and Contingencies

Stockholders' Deficiency:
     Common stock: unlimited shares authorized,
       no par value; 75,058,595 shares issued
       and outstanding                                      12,833,719

     Accumulated Deficit                                   (13,727,917)
                                                     -----------
Total stockholders' deficiency                                (894,198)
                                                           -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY             $   199,219
                                                           ===========

          SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                Three Months Ended         Six Months Ended
                                                  December 31,               December 31,
                                          -------------------------------------------------------
                                             2002            2001         2002           2001
                                          -------------------------------------------------------
Revenue:
     Net sales                            $         0    $    12,182    $         0   $    13,348
     Royalties                                      0          9,000              0        10,000
                                          -----------    -----------    -----------   -----------
       Totals                                       0         21,182              0        23,348

Cost of revenue                                     0              0              0           891
                                          -----------    -----------    -----------   -----------
Gross profit                                        0         21,182              0        22,457
                                          -----------    -----------    -----------   -----------
Operating expenses:
     Selling and general                      113,201        177,964        283,557       491,555
     Depreciation and amortization             44,599         68,711         93,616       136,993
                                          -----------    -----------    -----------   -----------
       Totals                                 157,800        246,675        377,173       628,548

Other income                                        0          5,312          5,250        10,562

Interest income                                     8              0             11             0
                                          -----------    -----------    -----------   -----------
Net loss                                  $  (157,792)   $  (220,181)   $  (371,912) $  (595,529)
           ===========    ===========    ===========   ===========

Basic net loss per share                  $       (-)    $       (-)    $      (.01)  $     (.01)
                                          ===========    ===========    ===========  ============
Basic weighted average shares outstanding  75,058,595     66,311,859     73,987,318    65,953,299
                                          ===========    ===========    ===========  ============




















           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                      Six months ended
                                                         December 31,
                                                  -------------------------
                                                      2002          2001
                                                  -----------   -----------

Operating activities:
   Net loss                                       $ (371,912)   $( 595,529)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
      Depreciation and amortization                   93,616       136,993
      Common stock issued for services, bonuses,
        compensation and charitable contributions	    121,000       159,325
Changes in operating assets and liabilities:
      Accounts receivable                               (250)       (9,943)
      Other assets                                     8,212        42,056
      Due from affiliates                            (25,900)        5,800
      Accounts payable                               (45,364)       86,301
      Accrued expenses                                (2,269)       12,913
      Deferred license fees                                          5,000
      Obligations under settlement agreements        102,961        75,000
                                                  ----------    ----------
        Net cash used in operating activities       (119,906)      (82,084)
                                                  ----------    ----------
Financing activities:
      Advances from related party                     52,000        21,208
      Proceeds from investor deposits                 51,080
      Payments of capital lease obligation                          (2,245)
      Proceeds from sales of common stock             17,700        61,125
                                                  ----------    ----------
        Net cash provided by financing activities    120,780        80,088
                                                  ----------    ----------

Net increase (decrease) in cash                          874        (1,996)

Cash at beginning of period                              911         2,447
                                                  ----------    ----------
Cash at end of period                             $    1,785    $      451
                                                  ==========    ==========








            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Interim Reporting

     In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of World Transport Authority, Inc. and its subsidiaries (the ?Company?) as of December 31, 2002, their results of operations for three months and six months ended December 31, 2002 and 2001, and their cash flows for the six months ended December 31, 2002 and 2001.

     Pursuant to the rules and regulations of the Securities and Exchange Commission (the ?SEC?), certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements, unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of June 30, 2002, and for the years ended June 30, 2002 and 2001 included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002, that was previously filed with the SEC.

     Results for the three and six months ended December 31, 2002 are not necessarily indicative of the results to be obtained for the full year.

2.   Basis of Presentation

     As shown in the accompanying condensed consolidated financial statements, the Company had a net loss of $371,912 and net cash used in operating activities of $119,906 for the six months ended December 31, 2002. Management cannot determine whether the Company will become profitable, and whether operating activities will begin to generate cash. If operating activities continue to use substantial amounts of cash, the Company will need additional financing. These matters raise substantial doubt about the ability of the Company to continue as a going concern.

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

     The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. If the Company is unable to raise additional capital or generate sales of licenses, it may be required to liquidate assets or take actions which may not be favorable to the Company in order to continue operations. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue its operations as a going concern.

3.   MASTER LICENSE AND MANUFACTURING AND DISTRIBUTION LICENSES

     There was one Master License Agreement ("MLA") transferred during the three months ended December 31, 2002.

PHILIPPINES
     The Cooperative Union of the Philippines ("CUP") is now the Master License Holder ("MLH") to manufacture and sell the WorldStar vehicle in the Philippines. Acquiring the exclusive territory of the Philippines by signing an agreement with CBN Philippines to transfer the License, CUP took formal conditional control of the Philippines' Master License on October 10, 2002. Per the terms of the agreement, CUP also agreed to prepare performance projections to detail the number of site licenses to be sold during the last quarter of 2002 and during fiscal years 2003 and 2004. CUP was established in 1979 as an apex organization of national cooperative federations and unions at the regional, provincial and city levels. CUP is a CDA accredited national apex organization of affiliated National Federations and Cooperative Unions at all levels. CUP is a member of the International Cooperative Alliance ("ICA") and various cooperative organizations in the Asian and Pacific Region. It is collectively owned by the Cooperatives and works for the benefit of all Cooperatives in the Philippines regardless of type or affiliation. CUP's vision is a Philippine society where there is equity, democracy, social justice and sustainable development.

COLOMBIA
     WorldStar Paez, the Standard Manufacturing and Distribution Licensee in Colombia, continues to be in violation of the license agreement to produce WorldStar vehicles due to the refusal to provide sales and production reports to the Company. The only communication from the Licensee in the past nine to twelve months has been with regard to replacement parts. The Licensee operates a fleet of WorldStar vehicles equipped with refrigerated units for the purpose of leasing the vehicles as delivery vehicles. Because of the lack of reporting from the Licensee, the Company is unaware of the size of the fleet or if the Licensee intends to produce more vehicles in the future.

     No other activity has taken place for any of the other MLH's during the quarter ended December 31, 2002.

4.   Related party transactions:

     The Company has an outstanding stockholder loan of $81,862 at December 31, 2002, which is unsecured, non-interest bearing and due on demand. During the six months ended December 31, 2002 the stockholder loaned $52,000 to the Company. This total for the stockholder?s loan includes the fiscal year end outstanding balance of $29,862.

	The Company advanced $30,200, included in prepaid expenses and other assets, to CBN Philippines during the six months ended December 31, 2002. CBN is under contract with WTA to produce the WorldStar micro-manufacturing factories for the Company. This advance will be repaid on a monthly basis through income received by CBN, or deducted from the first order for a factory or factories from CBN for delivery to a WTA Licensee.

5.   Common Stock Transactions:

Stock issued for services:

     During the three months and six months ended December 31, 2002, the Company issued no shares and 300,000 shares, respectively, of common stock to various independent contractors for services rendered and to be provided.
The stock was issued at market value of $.05 per share during the six month period ended December 31, 2002. Compensation expense associated with this issuance was equal to $15,000 during the six months ended December 31, 2002.

     In addition to the amounts for stock issued for services, the Company issued 1,270,000 and 1,520,000 shares of common stock to various officers and employees during the three and six months ended December 31, 2002, respectively, at the market value ranging from $.05 per share to $.08 per share. This issuance included 1,000,000 shares recorded as of fiscal year-end June 30, 2002 but not yet issued as of the fiscal year-ended June 30, 2002. Compensation expense associated with this issuance amounted to $93,500 for the three-month period and $106,000 for the six-month period ended December 31, 2002.

	During the three month period ended December 31, 2002, the Company filed a Form S-8 Registration Statement with the Securities and Exchange Commission for the issuance of 2,000,000 shares of stock for services to be rendered. While the S-8 was filed as required, the stock under this S-8 registration has not been issued.

Sale of stock:

     For the three months and six months ended December 31, 2002, the Company issued 120,000 shares and 365,000 shares, respectively, of common stock. The stock was issued at market value, which varied from $.05 per share to $.06 per share during the three month period, and $.04 per share to $.06 per share during the six month period ended December 31, 2002, in exchange for $6,700 and $17,700, respectively.

6.   Litigation

     At December 31, 2002, the Company had outstanding legal settlements with former employees and the former Lessor for the Company's previous office space. During the three months ended December 31, 2002, the total settlement outstanding increased by $20,201 due to additional interest and fees.

     Additionally, a number of vendors are pursuing the amounts owed to them through collections and legal process.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

Significant Accounting Policies

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

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company derives revenues primarily from license fees paid for Manufacturing and Distribution factories to produce the WorldStar vehicle, royalties and parts distribution fees. Because the business of the Company is to partner with licensees in the developing nations, and because the laws regarding monetary distributions and the expatriation of funds from these countries may vary, the ease of collection of monies owed can differ significantly from businesses that operate on a domestic basis.

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

Financial condition and liquidity:

     As shown in the financial statements, the Company incurred a net loss of $371,912 and used cash in operating activities of $109,906 for the six months ended December 31, 2002. Management cannot determine when the Company will become profitable, if ever, and when operating activities will begin to generate cash, if ever. If operating activities continue to use substantial amounts of cash, the Company will need additional financing. These matters raise substantial doubt about the ability of the Company to continue as a going concern.

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

     As of December 31, 2002, the Company had $1,785 cash on hand and in the bank. The primary sources of cash and financing for the Company for the six months then ended were $17,700 from sales of common stock and $52,000 from a stockholder loan. The primary uses of cash during that period were $119,906 to finance the Company's operations. The Company currently maintains a positive cash balance through sales of common stock.

Results of operations:

     The Company did not generate revenue during the six months ended December 31, 2002, a decrease from its total revenue of $23,348 during the six months ended December 31, 2001. Revenue from the six months ended December 31, 2001 consisted of freight income and royalty income. The Company has experienced a decrease in revenue in the six months ended December 31, 2002 as compared to the six months ended December 31, 2001. While there have been Master License agreements entered into during this period, no new Standard Manufacturing and Distribution Licenses have been executed, therefore no factories have been ordered, and no license sales have been recorded.

     The Company sustained a net loss of $371,912 for the six months ended December 31, 2002 compared to a net loss of $595,529 for the six months ended December 31, 2001. A decrease of 38% in net loss was primarily due to the continued effort on the part of management to streamline the operations of the Company until cash flow improves. Expenses that have been reduced as compared to the same six-month period last year, include: contributions, depreciation, commissions, consulting, legal, rent, utilities, travel expenses, shop and production expenses, and professional fees which include general consulting, production and logistics consulting expenses.

     The Company believes that there are four strong areas of expansion for the Company at this time. The WorldStar utility vehicle was designed to run on gasoline, propane or natural gas. The advantages of the propane or natural gas is the availability of the fuel in developing nations, as well as the key benefit of reduced emissions, which is significant in metropolitan areas of developing countries, where vehicle emissions negatively impact areas already seriously affected with air pollution problems. In developing areas, much of the working population lives on the outskirts of the cities, increasing the need to transport workers to the industrial and commercial hubs. Transportation is often available only on poorly maintained vehicles on crowded streets with long waits, high fuel consumption and excessive emissions. Most private travel in developing nations is for the purpose of essential trips and transportation to work, rather than leisure activities. There is a definitive need for transportation forms in these locations that are less polluting.

     The Company's research into other alternative fuel options has lead the Company to several sources for mechanisms to operate the WorldStar utility vehicle using Hydrogen-on-demand. Currently, the Company is in early negotiations to enter into an agreement to utilize the device in the WorldStar utility vehicle worldwide. The successful completion of these negotiations will result in the WorldStar being ideally suited for the transportation needs in developing nations. This is the first and strongest development and catalyst for further growth and expansion for the Company.

     The transfer of the Master License in the Philippines to the Cooperative Union of the Philippines (CUP) will trigger expansion in the Philippines as CUP clarifies which cooperatives have been identified as perspective WorldStar licensees, and evaluation of the financial capabilities of these cooperatives is completed. The CUP will also expand the name recognition of the WorldStar project throughout Asia with their links to other Asian Cooperative organizations.

     The Company continues negotiations for the Economic Development License program for the WorldStar vehicle. This program will provide additional benefits in many developing nations by combining the production of the WorldStar vehicle with an incubator program designed to train candidates to operate transportation businesses. The Company anticipates that licensing Non-Profit organizations to develop this program will lead to research into various funding sources for these potential licensees with the International Monetary Fund and the World Bank.

     Additionally, the Company anticipates development in Eastern Europe through the agreement signed with Cugnot in the first quarter of this fiscal year. As the combined efforts in all of these areas continue to develop, management believes the WorldStar name will become synonymous with clean and efficient transportation in developing nations.

ITEM 3. CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this quarterly report for the period ended December 31, 2002, the Company carried out an evaluation of the design and effectiveness of the Company's disclosure controls and procedures, pursuant to Rule 13 a-14 of the Securities Exchange Act of 1934. This evaluation took place under the supervision and with the participation of the Company's management, including the Chief Executive Officer and President of the Company. Based on these evaluations the principal executive officers concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including the consolidated subsidiaries, required to be included in the Company's periodic SEC filings. There were no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings.

     At December 31, 2002, the Company had outstanding legal settlements with former employees and the former Lessor for the Company's previous office space. During the three months ended December 31, 2002, the total settlement outstanding increased by $20,201 due to additional interest and fees.

     Additionally, a number of vendors are pursuing the amounts owed to them through collections and legal process.

ITEM 2.    Changes in Securities

     The Company obtained a majority ownership of Pan American Automotive Corporation ("PAAT"), formerly Greenvolt, Inc., through the transfer of stock as payment by PAAT for license fees. These license fees granted PAAT an exclusive area for production of the WorldStar utility vehicle. The amounts related to PAAT have not been considered material. In November 2001, PAAT merged with Lexor International Inc., a Maryland corporation. Effective November 27, 2001 the name of the company changed to Lexor International Inc., ("LEXOR"), the trading symbol became LXOR, and there was a one-for-seven reverse stock split. As consideration for the acquisition of LEXOR, PAAT issued 232,751,860 post-split common shares of PAAT. Through the issuance of common stock for the acquisition, the Company moved to the status of minority ownership position of LEXOR. The Company's minority interest is not material in relation to its consolidated financial statements.

     The principal business of LEXOR is beauty supply equipment and products. Under a letter agreement between the Company, PAAT and LEXOR at the time of the LEXOR merger, LEXOR was required to sign a Manufacturing and Distribution License and pay the license fee within a specified period in order to maintain The Master Licenses. In April 2002, the Company notified LEXOR that the time had elapsed, and the Company canceled the LEXOR Master License agreements for lack of performance. These territories included Costa Rica, Nicaragua, Honduras, Guatemala, El Salvador, Belize, Mexico and the Caribbean Islands.

     Under the same letter agreement between the Company, PAAT and LEXOR at the time of the LEXOR merger, LEXOR was required to file a registration of stock with the Securities and Exchange Commission so that the Company could complete the dividend of PAAT stock to WTA shareholders. LEXOR never completed the required registration.

     In December 2002, as stated in a press release issued by Lexor International Inc., Lexor International Inc. has divested itself of Lexor International Maryland Inc. by returning 13,123,813 common shares of LXXR to the treasury of that company. On December 9, 2002, the Board of Directors for LXXR approved a corporate name change to Grayling Wireless USA Inc., now trading on the pink sheets under the trading symbol GRYW. At the same time, the LXXR Board approved a one for two hundred reverse stock split.

ITEM 3-4.   Not applicable

ITEM 5.     Other Information.

ITEM 6.     Exhibits and Reports on Form 8-K.

     a. No reports on Form 8-K were filed during the fiscal quarter ended December 31, 2002.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WORLD TRANSPORT AUTHORITY, INC.


        Date:  February 13, 2003       /s/ Lyle Wardrop
                                     ----------------------------------------
                                     Lyle Wardrop
                                     President, Director


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

Dated:  February 13, 2003                By: /s/ Lyle Wardrop
                                            -----------------------
                                            Lyle Wardrop
    	                                      Chief Executive Officer
                                            Chief Accounting Officer