Form 10QSB
period 2003-03-31
WORLD TRANSPORT AUTHORITY INC
filed 2003-05-20
CIK 1028130

CONFORMED SUBMISSION TYPE:    10QSB

  PUBLIC DOCUMENT COUNT:        1
  CONFORMED PERIOD OF REPORT:   20030331
  FILED AS OF DATE:             20030520

  FILER:

        COMPANY DATA:
        COMPANY CONFORMED NAME:  WORLD TRANSPORT AUTHORITY, INC.

        CENTRAL INDEX KEY:       0001028130

        STANDARD INDUSTRIAL CLASSIFICATION:
                              MOTOR VEHICLES & PASSENGER CAR BODIES [3711]
        IRS NUMBER:                     931202663
        FISCAL YEAR END:              630

        FILING VALUES:
              FORM TYPE:              10QSB
              SEC ACT:
              SEC FILE NUMBER:        000-23693
              FILM NUMBER:            99627765

        BUSINESS ADDRESS:
              STREET 1:               140 West Park Avenue
              CITY:                   El Cajon
              STATE:                  CA
              ZIP:                    92020
              BUSINESS PHONE:         6195932440

        MAIL ADDRESS:
              STREET 1:               140 West Park Avenue
              CITY:                   El Cajon
              STATE:                  CA
              ZIP:                    92020

  INDEX
  PAGE NO.

  PART I      FINANCIAL INFORMATION
        ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS         2
                    NOTES TO CONDENSED CONSOLIDATED
                   FINANCIAL STATEMENTS                              5
        ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS    10
       ITEM 3.   CONTROLS AND PROCEDURES                            13

  PART II     OTHER INFORMATION
        ITEM 1.     LEGAL PROCEEDINGS                                  13
       ITEM 2.   CHANGES IN SECURITIES                              13

        ITEM 5.     OTHER INFORMATION                                  14
        ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                   14

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-QSB
               Quarterly Report under Section 13 or 15 (d) of
                       Securities Exchange Act of 1934


                      For Quarter ended March 31, 2003
                       Commission File Number 0-23693


  -----------------------------------------------------------------------


                        WORLD TRANSPORT AUTHORITY, INC.

           (Exact name of registrant as specified in its charter)


              Alberta, BC                         93-1202663
       (State of Incorporation)     (I.R.S. Employer Identification No.)

                        140 West Park Avenue, Suite 219
                           El Cajon, California 92020
  -----------------------------------------------------------------------

                    (Address of Principal Executive Offices)

                      (619) 593-2440  Fax: (619) 593-2444
-----------------------------------------------------------------------
   (Registrant's telephone and fax number, including area code)
  -----------------------------------------------------------------------
       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X] No [ ]

       Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date.

       As of March 31 ,2003 the registrant had 76,263,553 shares of common stock, no stated par value, issued and outstanding.

  PART I  FINANCIAL INFORMATION
  ITEM 1. Financial Statements
                WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                MARCH 31, 2003
                                 (UNAUDITED)

                                   ASSETS
  Current Assets:
        Cash                                                 $     1,207
        Accounts receivable, net                                  12,750
        Prepaid expenses and other current assets                 44,225
                                                             -----------
          Total Current Assets                                    58,182
                                                             -----------

  Property and Equipment                                       1,422,067
    Less Accumulated Depreciation                              1,338,860
                                                             -----------
                                                                  83,207

  Other Assets                                                       945
                                                             -----------
  TOTAL ASSETS                                               $   142,334
                                                             ===========
                      LIABILITIES AND STOCKHOLDERS' DEFICIENCY
  Current Liabilities:
        Accounts payable                                     $   306,860
        Accrued expenses                                          37,478
        Investor deposit                                          28,900
        Due to stockholder                                        84,432
        Obligations under settlement agreements                  427,304
                                                             -----------
          Total Current Liabilities                              884,974


  Deferred license fees                                          237,000
                                                             -----------
  TOTAL LIABILITIES                                            1,121,974
                                                             -----------
            Commitments and Contingencies

            Stockholders' Deficiency:
       Common stock: unlimited shares authorized,
         no par value; 76,263,553 shares issued
         and outstanding                                      12,894,799
       Deferred compensation                                     (10,000)
       Accumulated Deficit                                   (13,864,439)
                                                             -----------
  Total stockholders' deficiency                                (979,640)
                                                                                                          -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY             $   142,334
                                                             ===========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)

                                            Three Months Ended         Nine Months Ended
                                                 March 31,                  March 31,
                                         -----------------------------------------------
                                            2003          2002         2003       2002
  Revenue:
       Net sales                          $        0   $    5,337   $       0   $  18,685
       Royalties                                   0            0           0      10,000
                                          ----------   ----------   ---------   ---------
         Totals                                    0        5,337           0      28,685

  Cost of revenue                                  0        4,230           0       5,121
                                          ----------   ----------   ---------   ---------
  Gross profit                                     0        1,107           0      23,564
                                          ----------   ----------   ---------   ---------
  Operating expenses:
       Selling and general                    93,758      124,320     377,315     615,996
       Depreciation and amortization          43,072       62,318     136,688     199,311
                                          ----------   ----------   ---------   ---------
         Totals                              136,830      186,638     514,003     815,307

  Other income                                     0        5,751       5,258      16,313

  Interest income                                  0            0           8           0
                                          ----------   ----------   ---------   ---------
   et loss                                $ (136,830)  $ (179,780)  $(508,737)  $(775,430)
                                          ==========   ==========   =========   =========

  Basic and diluted net loss per share    $      (-)   $      (-)   $     (-)   $   (.01)
                                          ==========   ==========   =========   =========
  Basic and diluted weighted average
    shares outstanding                    75,955,619   68,339,986  74,633,840  66,737,248
                                          ==========   ==========  ==========  ==========

             SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)
                                                      Nine months ended
                                                          March 31,
                                                    ---------------------
                                                       2003       2002
                                                    ---------------------

  Operating activities:
     Net loss                                       $(508,737) $(775,430)
     Adjustments to reconcile net loss to net
        cash used in operating activities:
        Depreciation and amortization                  138,058   199,311
        Common stock issued for services, bonuses,
          compensation and charitable contributions    131,000   199,382
  Changes in operating assets and liabilities:
        Accounts receivable                               (250)  (15,280)
        Related party receivable                          (200)    7,300
        Other assets                                     8,978    32,509
        Due from affiliates                            (37,500)        0
        Accounts payable                               (19,024)  130,390
        Accrued expenses                                19,615   121,294
        Deferred license fees                                0     5,000
        Obligations under settlement agreements        103,260         0
                                                     ---------  --------
          Net cash used in operating activities       (164,800)  (95,524)
                                                     ---------  --------
  Investing activities:
        Sale of property and equipment                  12,862         0

  Financing activities:
        Advances from related party                     54,570    25,208
        Proceeds from investor deposits                 28,900         0
        Payments of capital lease obligation                 0   (41,304)
        Proceeds from sales of common stock             68,780   112,775
                                                     ---------  --------
          Net cash provided by financing activities    152,250    96,679
                                                     ---------  --------

  Net increase in cash                                     312     1,155

  Cash at beginning of period                              895     2,447
                                                     ---------  --------
  Cash at end of period                             $    1,207   $ 3,602
                                                    ==========  ========


          SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)
                 FOR THE THREE MONTHS ENDED MARCH 31, 2003

  1.   Interim Reporting

       In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of World Transport Authority, Inc. and its subsidiaries (the "Company") as of March 31, 2003, their results of operations for three months and nine months ended March 31, 2003 and 2002, and their cash flows for the nine months ended March 31, 2003 and 2002.

       Pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC), certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements, unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of June 30, 2002, and for the years ended June 30, 2002 and 2001 included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002, that was previously filed with the SEC.

       Results for the three and nine months ended March 31, 2003 are not necessarily indicative of the results to be obtained for the full year.

  2.   Basis of Presentation

       As shown in the accompanying condensed consolidated financial statements, the Company had a net loss of $508,737 and net cash used in operating activities of $164,800 for the nine months ended March 31, 2003. Management cannot determine whether the Company will become profitable, and whether operating activities will begin to generate cash. If operating activities continue to use substantial amounts of cash, the Company will need additional financing. These matters raise substantial doubt about the ability of the Company to continue as a going concern.

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

  RECLASSIFICATION:

  Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation.

  RECENT ACCOUNTING PRONOUNCEMENTS:

  In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes standards associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has not yet assessed the impact, SFAS No. 143 may have on its financial statements, but does not expect SFAS No. 143 to have a material impact on its financial statements.

  In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within these fiscal years, with early adoption encouraged. The Company has implemented the provisions of SFAS No. 144 and has concluded that the adoption does not have a material impact on the Company's financial statements.

  During April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishments of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption of FASB No. 145 to have a material impact on the Company's financial position or results
  of operations.                     6

  In July 2002, the FASB issued SFAS No. 146 "Accounting for Exit or Disposal Activities." The provisions of this statement are effective for disposal activities initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of FASB No. 146 to have a material impact on the Company's financial position or results of operations.

  In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

  In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation. During the nine and three months ended February 28, 2003, there were no employee stock options issued or outstanding that would require disclosure.

  In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

  3.   MASTER LICENSE AND MANUFACTURING AND DISTRIBUTION LICENSES

       Activities of the Company did not result in the execution of additional license agreements during the quarter ended March 31, 2003.

  4.   Related party transactions:

       The Company has an outstanding stockholder loan of $84,432 at March 31, 2003, which is unsecured, non-interest bearing and due on demand. During the nine months ended March 31, 2003 the stockholder loaned $54,570 to the Company. This total for the stockholder's loan includes the fiscal year end outstanding balance of $29,862.

       The Company advanced $41,800, included in prepaid expenses and other current assets, to CBN Philippines as of March 31, 2003. CBN is under contract with the WTA to produce the WorldStar micro-manufacturing factories for the Company. This advance will be repaid on a monthly basis through income received by CBN, or deducted from the first order for a factory or factories from CBN for delivery to a WTA Licensee.

  5.   Common Stock Transactions:

  Stock issued for services:

       During the three months and nine months ended March 31, 2003, the Company issued 250,000 shares and 550,000 shares, respectively, of common stock to various independent contractors for services rendered and to be provided. The stock was issued at market value ranging from $.04 to $.05 per share during the nine month period ended March 31, 2003. Compensation expense associated with this issuance amounted to $10,000 and $25,000 during the three and nine months ended March 31,
  2003, respectively.   During the nine months ended March 31, 2003,
  $25,000 was expressed. The remaining $10,000 has been deferred as a contra-equity account and will be amortized into expense over the service period.

       In addition to the amounts for stock issued for services, the Company issued no shares and 1,520,000 shares of common stock to various officers and employees during the three and nine months ended March 31, 2003, respectively, at the market value ranging from $.05 per share to $.08 per share. This issuance included 1,000,000 shares recorded as of fiscal year-end June 30, 2002 but not yet issued as of the fiscal year-ended June 30, 2002. Compensation expense associated with this issuance amounted to $106,000 for the nine-month period ended March 31, 2003.

  Sale of stock:

       For the three months and nine months ended March 31, 2003, the Company issued 954,958 shares and 1,319,958 shares, respectively, of common stock. The stock was issued at market value, which varied from $.05 per share to $.07 per share during the three-month period, and $.04 per share to $.07 per share during the nine-month period ended March 31, 2003, in exchange for $51,000 and $68,700, respectively.

  6.   Litigation

       On February 25, 2003, the United States Securities and Exchange Commission filed an action in the Southern District of New York against Douglas Norman. The complaint alleges Mr. Norman violated Sections 5(a), 5(c), and 17(a) of the Securities Act of 1933 (the "Securities Act") [15 U.S.C. SSSS 77e(a) and (c), and 77q(a)]; Sections 10(b), 13(d) and 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") [15 U.S.C. SSSS 78j(b), 78m(d) and 78p(a)], and Exchange Act Rules 10b-5, 13d-1 and 16a-3 [17 C.F.R. SSSS 240.10b-5, 240.13d-1, and 240.16a-3].
  The complaint additionally alleges that Mr. Norman is also liable as a controlling person, pursuant to Section 20(a) of the Exchange Act [15 U.S.C. SS 78t(a)], for WTA's violations of Sections 5(a) and 5(c) of the Securities Act [15 U.S.C. SSSS 77e(a) and (c)], and for WTA's violations of Sections 10(b) and 13(a) of the Exchange Act [15 U.S.C. SSSS 78j(b) and 78m(a)], and Exchange Act Rules 10b-5, 12b-20, 13a-1, and 13a-13 [17 C.F.R. SSSS 240.10b-5, 240.12b-20, 240.13a-1, and 240.13a-13]. As a
  result of this action, Mr. Norman has resigned his position as head of International Sales for the Company.

       At March 31, 2003, the Company had outstanding legal settlements with former employees and the former Lessor for the Company's previous office space. Subsequent to March 31, 2003, two former vendors filed judgements against the Company for outstanding balances owed by the Company. The Company has carried the outstanding balances owed to these vendors as a liability since receipt of their bills. The total amount of these judgements is $14,899 including court costs and additional fees.

       During the three months ended March 31, 2003, the Company received notice that a Hearing was scheduled with the State of California Division of Labor Standards regarding unpaid wages to a former employee. The hearing was initially scheduled for April 16, 2003, but later postponed to June 5, 2003. The Company has carried the unpaid wages as a liability since incurred. The unpaid wages plus penalties and interest is equal to $6,717.

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

       The Company has previously generated revenues through sales of licenses, selling or arranging for the sale of auto parts to licensees, freight charges and royalties from license agreements. The Company does not recognize revenue for license fees until the Company has fulfilled the obligations set forth under the terms of the License Agreement. Therefore, until the Company's work is completed and the licensee is producing vehicles, any license fees deposited with the Company are recorded as Deferred License Fees and carried as a liability. It is determined that until the obligations are met, the Company has not earned the fees as income.

       The Company recognizes royalty revenue based upon the production and/or sale of vehicles when earned. The royalty revenue calculation is based on production reports from the licensees. Verification of the actual production level of the licensee can only be done by traveling to the factory location. Because the Company partners with licensees in developing nations, the travel expenses associated with this verification are more extensive than for a company doing business
  domestically.                     10

       The Company provides for an allowance for doubtful accounts based on historical experience and the aging of the receivable.

  Financial condition and liquidity:

       As shown in the financial statements, the Company incurred a net loss of $508,737 and used cash in operating activities of $164,800 for the nine months ended March 31, 2003. Management cannot determine when the Company will become profitable, if ever, and when operating activities will begin to generate cash, if ever. If operating activities continue to use substantial amounts of cash, the Company will need additional financing. These matters raise substantial doubt about the ability of the Company to continue as a going concern.

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

       As of March 31, 2003, the Company had $1,207 cash on hand and in the bank. The primary sources of cash and financing for the Company for the nine months then ended were $68,780 from sales of common stock and $54,570 from a stockholder loan. The primary uses of cash during that period were $164,800 to finance the Company's operations. The Company currently maintains a positive cash balance through sales of common stock.

  Results of operations:

       The Company did not generate revenue during the nine months ended March 31, 2003, a decrease from its total revenue of $28,685 during the nine months ended March 31, 2002. Revenue from the nine-months ended March 31, 2002 consisted of freight income and royalty income. The Company has experienced a decrease in revenue in the nine-months ended March 31, 2003 as compared to the nine months ended March 31, 2002. While there have been License Agreements negotiated during this period, no new Master or Standard Manufacturing and Distribution Licenses have been executed, therefore no factories have been ordered, and no license
  sales have been recorded.          11

       The Company sustained a net loss of $508,737 for the nine months ended March 31, 2003 compared to a net loss of $775,430 for the nine months ended March 31, 2002. A decrease of 34% in net loss was primarily due to the continued effort on the part of management to streamline the operations of the Company until cash flow improves. Expenses that have been reduced as compared to the same nine-month period last year, include: contributions, depreciation, commissions, consulting, legal, rent, utilities, travel expenses, shop and production expenses, and professional fees which include general consulting, production and logistics consulting expenses.

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

       The Company's research into other alternative fuel options has lead the Company to several sources for mechanisms to operate the WorldStar utility vehicle using unique hydrogen technology. Currently, the Company continues negotiations to enter into an agreement to utilize the hydrogen technology in the WorldStar utility vehicle worldwide. The successful completion of these negotiations will result in the WorldStar being ideally suited for the transportation needs in developing nations. Many developing nations are very concerned about the expanding pollution problem and are looking for viable solutions in the transportation area to reduce emissions and improve air conditions for the sake of their citizens. This hydrogen technology offers a prospective solution to these concerns.

       The Cooperative Union of the Philippines (CUP) is evaluating a number of options for launching their development of the WorldStar project. Some of the cooperatives that are interested in entering into a license to produce WorldStar vehicles are anxious to see more WorldStar vehicles in use in the Philippines before entering into a commitment. CUP is evaluating the purchase of a small fleet of WorldStar vehicles to be put to use as taxis. In this manner, a durable, rust free and low cost vehicle can be used to put people to work. At the same time it puts additional WorldStar vehicles on the road to further the name recognition and familiarity with the WorldStar vehicle.

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

  ITEM 3. CONTROLS AND PROCEDURES

       Within 90 days prior to the date of this quarterly report for the period ended March 31, 2003, the Company carried out an evaluation of the design and effectiveness of the Company's disclosure controls and procedures, pursuant to Rule 13 a-14 of the Securities Exchange Act of 1934. This evaluation took place under the supervision and with the participation of the Company's management, including the Chief Executive Officer and President of the Company. Based on these evaluations the principal executive officers concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including the consolidated subsidiaries, required to be included in the Company's periodic SEC filings. There were no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

  PART II.   OTHER INFORMATION

  ITEM 1.     Legal Proceedings.

       On February 25, 2003, the United States Securities and Exchange Commission filed an action in the Southern District of New York against Douglas Norman. The complaint alleges Mr. Norman violated Sections 5(a), 5(c), and 17(a) of the Securities Act of 1933 (the "Securities Act") [15 U.S.C. SSSS 77e(a) and (c), and 77q(a)]; Sections 10(b), 13(d) and 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") [15 U.S.C. SSSS 78j(b), 78m(d) and 78p(a)], and Exchange Act Rules 10b-5, 13d-1 and 16a-3 [17 C.F.R. SSSS 240.10b-5, 240.13d-1, and 240.16a-3].
  The complaint additionally alleges that Mr. Norman is also liable as a controlling person, pursuant to Section 20(a) of the Exchange Act [15 U.S.C. SS 78t(a)], for WTA's violations of Sections 5(a) and 5(c) of the Securities Act [15 U.S.C. SSSS 77e(a) and (c)], and for WTA's violations of Sections 10(b) and 13(a) of the Exchange Act [15 U.S.C. SSSS 78j(b) and 78m(a)], and Exchange Act Rules 10b-5, 12b-20, 13a-1, and 13a-13 [17 C.F.R. SSSS 240.10b-5, 240.12b-20, 240.13a-1, and 240.13a-13]. As a
  result of this action, Mr. Norman has resigned his position as head of International Sales for the Company.

       At March 31, 2003, the Company had outstanding legal settlements with former employees and the former Lessor for the Company's previous office space. Subsequent to the end of the quarter, two former vendors filed judgements against the Company for outstanding balances owed by the Company. The Company has carried the outstanding balances owed to these vendors as a liability since receipt of their bills. The total amount of these judgements is $14,899 including court costs and additional fees.

       During the three months ended March 31, 2003, the Company received notice that a Hearing was scheduled with the State of California Division of Labor Standards regarding unpaid wages to a former employee. The hearing was initially scheduled for April 16, 2003, but later postponed to June 5, 2003. The Company has carried the unpaid wages as a liability since incurred. The unpaid wages plus penalties and interest is equal to $6,717.

  ITEM 2-4.   Not applicable.

  ITEM 5.     Other Information.

  ITEM 6.     Exhibits and Reports on Form 8-K.

       a. A Form 8-K was filed by the Company on March 3, 2003, with an amended 8-K filed on March 5, 2003 regarding the resignation of J. H. Cohn as the Company's independent accountant.


                                     SIGNATURE

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WORLD TRANSPORT AUTHORITY, INC.


          Date: May 20, 2003                  /s/ Lyle Wardrop
                                       ------------------------------
                                       Lyle Wardrop
                                       President, Director


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

  Dated: May 20, 2003                         By: /s/ Lyle Wardrop
                                              -----------------------
                                              Lyle Wardrop
                                             Chief Executive Officer
                                              Chief Accounting Officer