Form 10KSB
period 2003-06-30
WORLD TRANSPORT AUTHORITY INC
filed 2003-11-06
CIK 1028130

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

                                FORM 10-KSB

               Annual Report Under Section 13 or 15 (d) of
                     Securities Exchange Act of 1934
                       For Year ended June 30, 2003
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

Yes    [X]                         No [ ]

The issuer's revenues for the year ended June 30, 2003 were $0.

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003, based on the market was $2,326,630. As of September 30, 2003, the registrant had 81,965,833 shares of common stock, no stated par value, issued and outstanding.

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

ITEM 10   EXECUTIVE COMPENSATION

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

SIGNATURES

REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS

CONSOLIDATED BALANCE SHEET

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ITEM 1     BUSINESS
FORWARD LOOKING STATEMENTS

     In addition to historical information, this Annual Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB to be filed by the Company in fiscal year 2004.

HISTORY

     World Transport Authority, Inc. (the "Company") was incorporated in the Province of Alberta, Canada in January 1996 pursuant to the Alberta Business Corporations Act. The Company was incorporated to facilitate an initial public offering in order to provide funding for a new motor vehicle prototype. The prototype vehicle has been developed into the WorldStar utility vehicle, which is now produced using the World Transport Authority, Inc. micro-manufacturing process.

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

     Royalty payments based on the production and/or sale of vehicles are recognized when earned and realization is reasonably assessed. Revenues from sales of licenses to build and sell manufacturing plants will be recognized upon completion and shipment of the manufacturing plants to the Licensor or by the Licensee and realization is reasonably assessed.

     World Star Logistics, Inc. ("WSL") is a wholly owned subsidiary of the Company. WSL was incorporated in the state of Nevada and began operations in May 2000. WSL was established for the purpose of operating the operations of acquiring and shipping the vehicle parts needed for producing the WorldStar vehicle. WSL has never operated as an independent entity, but rather operated through the general operating account for the Company, and is currently inactive. Fees from the distribution of the vehicle components are based upon the terms of the underlying license agreements and are recognized either upon the shipment of the components or upon the production of the vehicle and realization is reasonably assessed. Amounts billed for shipping and handling are included in freight revenue and handling costs are included in cost of revenues.

     The Company executed an agreement with CBN WorldStar Philippines, Inc. ("CBN"), the Philippine MLH, which grants to CBN the license to build and sell manufacturing plants on behalf of WTA for the manufacture of the WorldStar product line. The agreement limits CBN's right to produce factories to license holders within their Area of Exclusivity. The Company will recognize revenue associated with the license for production of factories upon completion and shipment of manufacturing plants by the licensee.
Additionally, the Company entered into a consulting agreement with CBN to provide services for the sales and marketing of licensing agreements on behalf of the Company. The agreement provides for CBN to receive a commission of fifteen percent for each license agreement completed by CBN.

MASTER LICENSE AND MANUFACTURING & DISTRIBUTION LICENSES

     During the fiscal year ended June 30, 2003, the Company entered into one new Master License Agreement ("MLA"), and no new Manufacturing and Distribution License agreements.

EUROPE

     The Company signed an exclusive MLA with Cugnot Motor Corporation Ltd. ("Cugnot"), to develop the production of the WorldStar utility vehicle in fifty-nine European countries over a period of 50 years. The exclusive agreement states a Master License Fee of $5,000,000 USD (five million US Dollars) for the territories. Cugnot, a UK based company, has signed a Promissory Note for the License Fee requiring definitive payments over a two year period starting in October 2002. Revenue from this Master License Agreement will be recognized as the Master License Fees are collected and earned over the contractual period of 50 years. No amounts have been received as of June 30, 2003 and management cannot reasonably predict the expected timing of future cash inflows.

     The European MLA establishes that the Company retains full control over their patents and outlines specific payment terms and benchmarks for the sale of Factory Licenses within the territory. In addition, the terms of the agreement allow the Company to convert a portion of the note into equity ownership in the UK company, up to a twenty percent (20%) ownership portion.

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

PHILIPPINES

     An amended Master License Agreement was executed September 15, 1999 between WTA and CBN for the region of the Philippines. The amended agreement also granted to CBN the right to build factories for other Master Licensees, on behalf of WTA. In September 1999, a Standard Manufacturing and Distribution License Agreement was executed between WTA and CBN.

     The Grand Opening of CBN's first fully licensed factory occurred in July 2000. CBN located their facilities in the New Special Clark Economic Zone, which was formerly Clark Air Force Base.

     During fiscal year ended June 30, 2001, Doug Norman was named the Interim General Manager for CBN. In addition to serving in a management position with this licensee, Mr. Norman also has majority interest in CBN as a result of an initial ownership interest and additional funds advanced to CBN for operating expenses.

     In October 2001, CBN enlisted the assistance of the U.S. Embassy in the Philippines to resolve issues blocking final registration of the WorldStarvehicle. The entire staff of the Embassy provided substantial support in resolving the registration delays. In January 2002, representatives from the U.S. Embassy accompanied CBN to the Land
Transportation Office in Manila and were successful in obtaining final approval and registration in the Philippines.

     With the vehicle registration issue resolved, CBN has moved forward in sales and marketing the WorldStar vehicle and development of their exclusive territory. CBN worked with the Mayor of Manila to develop the Baraguay model of the WorldStar, and this style WorldStar vehicle is now being used by the Department of Parks in Manila.

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

COLOMBIA

     In May 1999, WTA and WorldStar Andino Corporation ("Andino") executed a Master License Agreement for the region of South America. Andino has one Standard Manufacturing and Distribution License Holder ("MDLH"), which is WorldStar Paez S.A. ("PAEZ"), who has the exclusive rights to produce the WorldStar vehicle in Colombia. PAEZ held the grand opening celebration for the official launch of the WorldStar product line in July 2000 in Bogota, Colombia.

     PAEZ has provided information related to the number of WorldStar vehicles produced in its facility through December 2001. Through the year ended June 30, 2003 the Licensee has provided no reports to the Company detailing the sales and production for this period, as required by their license agreement.

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

NIGERIA

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

     The MDL was signed, however the payment necessary to initiate the shipment of a factory had not been received. As of the year ended June 30, 2003 there has been no further development of the WorldStar project and no factory to manufacture the WorldStar vehicle has been ordered or shipped.

CHINA

     A Master License Agreement was executed on September 12, 2000 between the Company and World Star Utility, Inc. ("WSU"). The Master License Holder
("MLH") is obligated to establish the first factory in their region.   In
October 2000, the first WorldStar vehicle was shipped to China for use in pre-marketing activities in that country. Chinese delegates from WSU visited the WorldStar facility at Clark Special Economic Zone in Pampanga, Philippines in May 2001. The Licensee has stated continued interest in the WorldStar project, however they have been preoccupied with other major development projects. As of fiscal year ended June 30, 2003, this Licensee has not yet entered into a MDLH agreement or placed an order for a factory to manufacture the WorldStar vehicle.

ZASTAVA

     The Company is working with Zastava to represent their product in both the Automobile and Truck Divisions to sell Complete Knock Down (CKD) or Completely Built Up (CBU) systems, in addition to the WorldStarTM vehicle and micro-manufacturing production facilities. Zastava is an automobile production company that is located in Kragujavec, Yugoslavia which produces the Florida and Ciao cars. The Company also has an exclusive agreement with Zastava to supply the drive train and ancillary parts for all WorldStar vehicles. As of fiscal year ended June 30, 2003, the Company has not yet established a production line for the production of the CKD or CBU Automobile or Truck vehicles manufactured by Zastava.

COMPETITION

     As of the date of the filing of this report, the Company is not aware of any competition in the vehicle market in developing nations. The automotive market in the developing nations does not offer any other utility vehicle hat is constructed with a complete composite body. The composite body makes the WorldStar the most durable vehicle available, which is highly resistant to rust factors found in many of areas of this marketplace. The WorldStar is the only vehicle marketed for production rugged terrains in developing nations.

EMPLOYEES

     As of June 30, 2003 the Company had 1 employee on payroll. This employee works in the Philippines directing the technical operations for the business. The officers of the Company operate under consulting agreements. No labor union or other labor organization currently represents the Company's employees. All other services are provided to the Company by independent contractors through consulting agreements.

ITEM 2     PROPERTIES

     As of fiscal year ended June 30, 2003 the Company's headquarters office was located at 140 W. Park Avenue, Suite 219, El Cajon, CA 92020. The lease for these office facilities are currently rented on a month-to-month basis. The location contains 300 square feet of office space for a monthly rent of $324.

ITEM 3     LEGAL PROCEEDINGS

     At fiscal year ended June 30, 2003, the Company had legal issues outstanding with former employees. In October 2002, the Company entered into a settlement with Carlos Cano, a former employee, for $50,000. Under the terms of the settlement agreement, due to failure to pay the initial settlement payment the total settlement amount increased to $150,000, plus interest. In December 2001, an Award of Arbitrator was handed down in the matter of Thomas Bowers vs. World Transport Authority, Inc. The arbitrator ruled that the Company is to pay to Bowers the sum of $103,374, which includes compensation, interest, and legal fees. Judgment liens were filed in both of these cases.

     A former employee filed a worker's compensation case against the insurance carrier for the Company and the Company. On April 29, 2002, the Company received notification that an award has been issued in the Powers matter. At that time, the Company accrued liabilities of $58,580 as estimated costs in this case, based on review of preliminary award information received by the Company. Subsequent to year end June 30, 2003, further notification regarding this case resulted in a further accrual of $70,260, for a total liability of $128,841. All of the above amounts have been recorded as a liability as of June 30, 2003.

     Subsequent to year end, in August 2002 the Company obtained documentation of a judgment filed by the Van Vlechten Family Limited Partnership for amounts due under the lease for the prior office space on Magnolia Avenue in Santee, California. The Company terminated this lease early and vacated the space in an effort to downsize the operational expenses. The total costs of $9,819 stated in the judgment have been accrued as a liability as of June 30, 2003.

     The former SEC attorneys for the Company filed suit against WTAI for outstanding legal fees and received a default judgment in Pennsylvania in February 2002. A bill including the judgment and services alleged rendered for WTAI after the judgment entered was rendered in the amount of $34,494. Demand was made to pay the judgment and outstanding bill in May of 2002. There has been no further communication or action regarding this matter since that time.

     Additionally, a number of vendors are pursuing the amounts owed to them through collections and legal process. Two former vendors filed judgments against the Company for outstanding balances owed by the Company. The Company has carried the outstanding balances owed to these vendors as a liability since receipt of their bills. The total amount of these judgments is $14,899 including court costs and additional fees. Additionally, Wells Fargo Leasing is pursuing collection of the full amount of the five year lease for furniture, computers and phone equipment entered into in 2001. In October 2001 the Company notified Wells Fargo Leasing that it was not able to continue the obligation entered into under this lease, and Wells Fargo Leasing made arrangements to pick up all the leased equipment and furniture, and has verified that the assets were retrieved. The Company does not agree that the full of amount of the lease is due and has contested the amount of $71,000.
No amounts have been recorded for this contingent liability.

     On February 25, 2003, the United States Securities and Exchange Commission filed an action in the Southern District of New York against Douglas Norman. The complaint alleges Mr. Norman violated Sections 5(a), 5(c), and 17(a) of the Securities Act of 1933 (the "Securities Act") [15 U.S.C. SSSS 77e(a) and (c), and 77q(a)]; Sections 10(b), 13(d) and 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") [15 U.S.C. SSSS 78j(b), 78m(d) and 78p(a)], and Exchange Act Rules 10b-5, 13d-1 and 16a-3 [17 C.F.R. SSSS 240.10b-5, 240.13d-1, and 240.16a-3]. The complaint additionally alleges that Mr. Norman is also liable as a controlling person, pursuant to
Section 20(a) of the Exchange Act [15 U.S.C. SS 78t(a)], for WTA's violations of Sections 5(a) and 5(c) of the Securities Act [15 U.S.C. SSSS 77e(a) and
(c)], and for WTA's violations of Sections 10(b) and 13(a) of the Exchange Act [15 U.S.C. SSSS 78j(b) and 78m(a)], and Exchange Act Rules 10b-5, 12b-20, 13a-

1, and 13a-13 [17 C.F.R. SSSS 240.10b-5, 240.12b-20, 240.13a-1, and 240.13a-
13]. As a result of this action, Mr. Norman resigned his position as head of International Sales for the Company.

     In March 2003, the Company received notice that a Hearing was scheduled with the State of California Division of Labor Standards regarding unpaid wages to a former employee. The hearing was initially scheduled for April 16, 2003, but later postponed to June 5, 2003. The Company did not contest the amount owed, and has carried the unpaid wages as a liability since incurred. Subsequent to this hearing the Company received notification of the requirement to pay these wages along with an additional amount as a penalty for delayed payment.

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held no shareholder meetings during the fiscal year.

PART II

ITEM 5 MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

     On September 24, 1998, the Company's common stock began trading on the OTC Electronic Bulletin sponsored by the National Association of Securities Dealers (NASD). The following table sets forth the high and low closing sales prices for the Common Stock for each quarterly period within the Company's two most recent fiscal years on the OTC Electronic Bulletin Board.

Quarter ended:
                          High          Low                 High        Low
                        --------      --------            --------    -------
September 30, 2001       $.19          $.03        2002    $.12         $.04
December 31,  2001       $.07          $.03        2002    $.07         $.04
March 31,     2002       $.15          $.03        2003    $.06         $.01
June 30,      2002       $.11          $.05        2003    $.05         $.01

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

     Under the requirements of the Securities Act of 1933 established by the Securities and Exchange Commission ("SEC"), certain rules are applicable to the PAAT dividend, due to WTA's majority ownership of PAAT at that time. Therefore, PAAT was required to register the shares as free trading with the SEC before the Company could complete distribution of the dividend.

     In November 2001, PAAT merged with Lexor International Inc., a Maryland corporation. Effective November 27, 2001 the name of the company changed to Lexor International Inc. ("LEXOR"), the trading symbol became LXOR, and there was a one-for-seven reverse stock split. As consideration for the acquisition of LEXOR, PAAT issued to Lexor 232,751,860 post-split common shares of PAAT. Through the issuance of common stock for the acquisition, the Company moved to the status of minority ownership of LEXOR.

     Under a letter agreement between the Company, PAAT and LEXOR at the time of the LEXOR merger, LEXOR was required to file a registration of stock with the SEC so that the Company could complete the dividend of PAAT stock to WTA shareholders. LEXOR never completed the required registration.

     In December 2002, as stated in a press release issued by Lexor International Inc., Lexor International Inc. has divested itself of Lexor International Maryland Inc. by returning 13,123,813 common shares of Lexor to the treasury of that company. On December 9, 2002, the Board of Directors for LXXR approved a corporate name change to Grayling Wireless USA Inc., now trading on the Pink Sheets under the trading symbol GRYW. At the same time, the Lexor Board approved a one for two hundred reverse stock split, effective January 17, 2003. On September 15, 2003 Grayling acquired Grayling Wireless, Inc. by payment of 13,914,000 shares of that company's restricted stock. This company is an innovative development company with the purpose of developing and commercializing wireless communications equipment.

     Any future decision with respect to dividends will depend on future earnings, operations, capital requirements and availability, restriction in future financing agreements, and other business and financial considerations.

     As Of September 1, 2003, there were approximately 340 holders of record of the Company's Common Stock. The Board of Directors believes the number of beneficial owners is significantly greater than the number of record holders. Principal depositories in Canada and the United States hold a large portion of the Company's outstanding shares of Common Stock for the benefit of individual investors. As of September 1, 2003, CDS & Company held 25,464,426 shares of the Company's Common Stock for an undeterminable number of shareholders. At September 1, 2003, depositories in Canada held 20,416,557 shares of the Company's Common Stock for an undeterminable number of shareholders.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following selected financial data should be read in conjunction with the more detailed financial statements, related notes and other financial information included herein.

                                               As of and for the
                                              Years Ended June 30,
                                       ----------------------------------
                                            2003                2002
                                       ----------------------------------
Operating Data:
Freight Revenue                         $         -         $     6,503
Auto Parts Distribution Fees                      -              12,417
Royalties                                         -              10,000
Cost of Revenues                                  -             (5,356)
Operating and Other Expenses                763,564          (1,303,194)
                                   -----------         -----------
Net Loss                                $  (763,564)        $(1,279,630)
                                   ===========     ===========

Balance Sheet Data:
Current Assets                          $     1,063         $    38,958
Total Assets                                  1,607             274,029
Current Liabilities                         891,149             697,337
Total Liabilities                         1,128,149             934,337
Working Capital Deficiency                 (890,086)           (658,379)
Stockholders'(Deficiency)               $(1,126,542)         $ (660,308)

     The Company has not declared any Common Stock cash dividends.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America. In the preparation of these consolidated financial statements, management is required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. Management evaluates its estimates, including those that relate to bad debts, revenue recognition and litigation, as they relate to trends, events and uncertainties that would have a material impact on the reported financial information. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. The results of these estimates and assumptions form the basis for making judgments about the values of assets and liabilities not apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. If actual results significantly differ from management's estimates, the Company's financial condition and results of operations could be materially impaired.

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

     The Company did not record any license fees in 2003 or 2002. The Company recognizes royalty revenue based upon the production and/or sale of vehicles when earned. The royalty revenue calculation is based on production reports from the licensees. Verification of the actual production level of the licensee can only be done by traveling to the factory location. Because the Company partners with licensees in developing nations, the travel expenses associated with this verification are more extensive than for a company doing business domestically.

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

     In assessing the recoverability of the Company's long-lived assets, the Company must make estimates of expected future cash flows and other factors to determine the fair market value of the respective assets. If these estimates and their related assumptions change in the future, the Company may be required to record impairment charges. The greatest portion of the Company's long-lived assets relate specifically to the master molds, jigs, equipment and demo vehicles specifically designed, developed and produced for the WorldStar vehicle and micro-manufacturing process. While these assets are utilized by the Company and could be utilized by any of the Company's licensees, the market for resale of these assets would be very narrow.

     The Company has continued to make improvements to the WorldStar vehicle and micro-manufacturing factory. As changes occur that restrict these assets from being utilized in the production of factories, or as it is determined that the master molds and jigs cannot be modified for use in future production, the Company will record an impairment charge against these assets or write-off the assets as obsolete. During the year ended June 30, 2003, the Company recognized a loss of $78,133.

RECENT ACCOUNTING PRONOUNCEMENTS:

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

     In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation since.

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

     During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions, however, is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

     During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The Company is evaluating the effect of this new pronouncement and will adopt FASB 150 within the
prescribed time.                     14

RESULTS OF OPERATIONS

     As shown in the table above, the Company's revenues totaled $0 for the year ended June 30, 2003 compared to $28,920 for the year ended June 30, 2002. The Company did not record any license fees in the year ended June 30, 2003 or 2002. Revenues stagnated in part as the Company focused efforts on downsizing operations, reducing overhead and gearing up the marketing program to find suitable licensees.

    The Company had a net loss of $763,564 for the year ended June 30, 2003 compared to the Company's net loss for the year ended June 30, 2002 of $1,279,630. The decrease in net loss for 2003 was primarily due to efforts on the part of the Company to reduce expenses and reduction in the number of employees and consultants working for the Company.

     Operating expenses and other income/expenses for the year ended June 30, 2003 were $763,564 compared to $1,303,194 for the year ended June 30, 2002. The decreases in operating expenses and other income/expenses in 2003 were primarily due to a reduction in operating expenses especially related to payroll, consulting expense, rent, legal fees, commissions, depreciation, travel and legal settlements.

     During the fiscal year ended June 30, 2003, certain legal settlements (See ITEM 3 LEGAL PROCEEDINGS above for details) created additional expenses for the Company. In October 2001, failure to pay the initial settlement payment in the Carlos Cano case caused the total settlement amount to increase from $50,000 to $150,000, plus interest. In December 2001, the Award in the matter of Thomas Bowers vs. World Transport Authority, Inc. ruled that the Company pay to Bowers the sum of $103,374, which included compensation, interest, and legal fees. The compensation expense was previously accrued, however additional interest and legal expenses were incurred. In April 2002, the Company received notification that an award was issued in the Powers matter. The Company previously accrued liabilities of $58,580 as estimated costs in this case, based on review of preliminary award information received by the Company. In July 2003 further notification regarding the case increased the settlement amount to $128,840. In fiscal year ended June 30, 2003 the Company has accrued an additional $70,260 for this settlement. In October 2001, the Company relocated the California office in an effort to reduce expenses. As a result, the former landlord filed a judgment for amounts due under the lease for the previous office space. The total judgment equals $9,819, which is substantially less than the expense the Company would have incurred to continue occupancy of that former office space. The Company intends to negotiate payment schedules and settle these liabilities as soon as cash flow from license sales permits.

     During the fiscal year ended June 30, 2003, the Company worked with the United States Department of Commerce to find strategic partners in the emerging markets for the development of the WorldStar project. By utilizing the partnership search service, in each developing nation, the Embassy office uses its worldwide network and extensive contacts in the target market to send out invitations to potential partners for WTA. The Company's focus has been mainly in Southeast Asia, specifically in Vietnam, Malaysia and Indonesia. Commercial Services identified potential licensees in several of these countries, with companies that are currently in the auto manufacturing or assembling industry. Several of these groups displayed strong interest in the project and traveled to the Philippines to view the manufacturing facility located on the former Clark Air Force Base. As of the year ended June 30, 2003, no license agreements have been signed.

     The Company and CBN have continued to work together to fine tune the WorldStar vehicle. CBN negotiated the transfer of the WorldStar Master License in the Philippines to the Cooperative Union of the Philippines ("CUP"), with an agreement reached in November 2002. During this same time period, however, there were on-going discussions with a commercial automotive company in the Philippines stalled the transfer to CUP. As of the year ended June 30, 2003 CBN maintains the Master License for the Philippines.

     The Company continues to explore new avenues for the Economic Development License program for the WorldStar vehicle. The Company believes this is a viable program to provide additional benefits in many developing nations by combining the production of the WorldStar vehicle with an incubator program designed to train candidates to operate transportation businesses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital deficiency at June 30, 2003 was $890,086 as compared to a working capital deficiency of $658,379 at June 30, 2002. Net cash used in operating activities totaled $156,909 for the year ended June 30, 2003 compared to $211,131 for the year ended June 30, 2002.

    During the year ended June 30, 2003, the Company funded its operating losses with advances from a related party, by selling shares of its common stock to various investors and issuing common stock for services. The issuing of shares of stock for services reduces the out going cash flow, however it dilutes previous shareholders.

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

     Management believes that the effort to reduce expenses for the Company limits the requirement for external sources of liquidity. In the fiscal year-ended June 30, 2003 the Company continues to explore funding sources for both commercial licensees and the economic development potential licensees of the Company. Funding for the licensees to purchase factories and vehicle components translates into license fees and royalty revenue for the Company.

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

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On February 24, 2003, J.H. Cohn LLP resigned as the Company's independent accountants. The reports of J.H. Cohn LLP on the Company's financial statements for fiscal years ended June 30, 2001 and 2002, respectively, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. However, these reports did contain an explanatory paragraph discussing matters that raised substantial doubt as to the Company's ability to continue as a going concern. During the Company's two most recent fiscal years and through February 24, 2003 there have been no disagreements with J.H. Cohn LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of J.H. Cohn LLP would have caused them to make reference thereto in their report on financial statements for such years.

     The Company has engaged Stonefield Josephson, Inc. as its new independent public accountants as of May 5, 2003. During the two most recent fiscal years and through May 5, 2003, the Company has not consulted with Stonefield Josephson, Inc. regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company nor oral advice was provided that Stonefield Josephson, Inc. concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement, as the term is defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions to Item 304 of Regulation S-B.

PART III

ITEM 9     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board Of Directors

     The following table sets forth certain information concerning each member of the Company's Board of Directors as of June 30, 2003.

Directors:
---------------------   ----------   ---------------   -----------------
Name                    Age          Date Elected      Position
---------------------   ----------   ---------------   -----------------
William Kennedy         63           08/22/03          Chairman
                                     07/22/03          CEO
                                     06/23/03          Director

Lyle Wardrop            62           09/27/99          President,
                                     03/19/96          Director

John Tidy               56           06/01/00          V.P. Operations
                                     11/15/02          Director

George Bates            48           06/23/03          Treasurer
                                                       Director

Roger Brown             64           06/02/03          V.P. Investor
                                                       Relations, Director

David Yue               51           06/01/00          Director

Todd Fowler             28           07/07/03          Secretary
                                                       Director

     Mr. William C. Kennedy was approved to serve on the Board of Directors on June 23, 2003, and accepted that position on June 24, 2003. Mr. Kennedy additionally was appointed to act as the interim Chief Executive Officer for the Company on July 22, 2003, and was elected Chairman of the Board effective August 22, following the resignation of Mr. Brown. Mr. Kennedy has had a diverse career as a 36 year veteran teacher, junior high school coach for football, wrestling, basketball, softball and track, and experienced in business development and as a consultant. Mr. Kennedy has owned and operated several companies, including Ben's Broasted Chicken, Olson Peek Technologies (wind damper/telecommunications), and Kennedy Coffee Roasting Company. He served as Chairman of the Board for Kennedy Coffee Roasting Company in 2002, developing coffee products for wholesale/retail.

     Lyle Wardrop began his term as President and CEO of the Company on September 27, 1999. Lyle Wardrop continues to serve as the President and Director for WTA. Mr. Wardrop has served as a director of the Company since March 1996. On September 27, 1999, Mr. Wardrop was named Chief Executive Officer and President of the Company. Since 1963, Mr. Wardrop, a resident of British Columbia, Canada has been involved in the automotive market as President of Golden Mile Motors and United Auto Brokers. He is also actively involved in the Automotive Retailers Association of British Columbia, which represents the automotive retail sector in dealing with government and private agencies. Additionally, Mr. Wardrop has served as a director for Marnor Holdings, a flat deck freight company, for three years.

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

     Mr. George Bates was approved to serve on the Board of Directors on June 23, 2003, and accepted that position on June 24, 2003. Mr. Bates additionally was appointed to act as Treasurer for the Company. Mr. Bates served in the United States Navy/Marine Corps as a Naval Representative and Liaison Officer. His service included five years of active duty, and 17 years in the Naval Reserves, from which he is now retired. Since 1988, Mr. Bates has worked for the State of California Employment Development Department and Consultant for DFEH. He appears in court settings with Insurance Company Attorney(s) and representatives to negotiate, recommend or litigate Workers Compensation Liens. In 1994, Mr. Bates was Leader of the Appeals Task force for Legislative Change.

     Roger S. Brown was approved to serve on the Board of Directors on May 27, 2003 and accepted that position on June 2, 2003. Mr. Brown was elected Chairman of the Board effective July 22, 2003, and resigned as Chairman for health reasons on August 20, 2003. Mr. Brown additionally was appointed to act as Vice President of Investor Relations, but resigned from that position as of September 6, 2003, for health reasons. Mr. Brown remains on the Board as Director. Mr. Brown worked for many years as an Environmental Health Specialist for the San Diego Health Department, and concurrently had a career as a teacher in the Grossmont Union High School District. Mr. Brown also held a General Construction License in the State of California and was actively involved in home construction.

     Mr. Todd Fowler was approved to serve on the Board of Directors on July 7, 2003, and accepted that position on July 8, 2003. Mr. Fowler additionally was appointed to act as Secretary for the Company. Mr. Fowler is a pilot in the U.S. Marine Corps.

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

     Ms. Kristen Bergman was approved to serve on the Board of Directors on July 2, 2003. Ms. Bergman was elected Secretary to the Board on July 22, but resigned from her position as Director and Secretary of the Board on August 19, 2003, for lack of time.

ITEM 10     EXECUTIVE COMPENSATION

Summary Compensation Table:

Name &                                                Restricted Options LTIP
Principal             Salary    Bonus    Other Annual   Stock            SARs
position       Year    $           $     compensation   Awards    (#)
---------     ------  --------  ------   ------------   ------  -------  ----
William Kennedy  2003       0         0         0      0           0       0
Chairman, CEO
Director

Lyle Wardrop    2002        0         0         0      10,000(1)   0       0
President       2003  $12,000(2)      0         0      12,500(3)   0       0
Director

John Tidy       2002  $48,000                          80,000(4)   0       0
V. P. of        2003  $48,000(5)     0         0       18,500(6)   0       0
Operations
Director

George Bates    2003        0         0         0      0           0       0
Treasurer,
Director

Roger Brown     2003        0         0         0      0           0       0
V.P. Investor
Relations,
Director

Todd Fowler     2003        0         0         0      0           0       0
Secretary
Director

David Yue       2002        0         0         0      10,000(1)   0       0
Director        2003        0         0         0      0           0       0

Notes:
   (1) 250,000 shares of common stock were issued at $.04 per share.
   (2) As of year end June 30, 2003, the Company has not yet paid this salary, and has accrued this amount as an outstanding liability.

   (3) 250,000 shares of common stock were issued at $.05 per share.
   (4) A bonus of $80,000 was approved and accrued prior to year end June 30,2003, and paid by issuing 1,000,000 shares of common stock. Stock was issued in fiscal year ended June 30, 2003.
   (5) As of year end June 30, 2003, the Company has not yet paid $64,720 of the total salary, and has accrued this amount as an outstanding liability.
   (6) 270,000 shares of common stock were issued at $.05 per share. 500,000 shares of common stock were issued at $.01 per share.

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

ITEM 11     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information on the ownership of the Company's voting securities, by Officers, Directors and major stockholders as well as those who own beneficially more than five percent of the Company's common stock as of September 30, 2003:

Title of                                            Number of Shares  Percent

Class          Name and Address                     Nature of owner    Owned
-----------    ---------------------------------    ----------------   ------
Common         William Kennedy                                0          .00%

Common         Lyle Wardrop                             900,000         1.16%
               Langley BC, V3A 3R5

Common         John Tidy                              2,500,000         3.22%
               Pampanga, Philippines

Common         Roger Brown                            1,200,000         1.55%
               Santee, CA
Common         George Bates                               1,500          0.01%
               Los Angeles, CA
Common         Todd Fowler                              329,090         0.41%
               Oak Harbor, WA

Common         David Yue                                250,000          .32%
               Vancouver, BC
                                                      ---------         ------
Officers and Directors as a Group (7 persons)         5,180,590         6.67%
                                                      =========        ======
                                        21

Notes:

     The 10-KSB report for year ended June 30, 2002 listed Doug and Ming Norman as principal shareholder of the Company. Effective for the year ended June 30, 2003, Doug Norman is no longer a major shareholder based on the number of shares currently held in his name, and the number of outstanding shares of common stock that have been issued by the Company.

     The Company is currently not aware of any shareholder holding more than a five percent interest in the Company.

ITEM 12     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 2002, a stockholder advanced $25,208 to the Company, which was unsecured, non-interest bearing, and due on demand. The Company repaid $5,000 of funds advanced to the shareholder. The Company had an outstanding loan to the stockholder of $29,862 at June 30, 2002.


     During 2003, the same stockholder advanced $54,570 to the Company, which was unsecured, non-interest bearing, and due on demand. No payment of this debt was made by the Company during the fiscal year ended June 30, 2003. The Company had an outstanding loan to the stockholder of $84,432 at June 30, 2003.

    Subsequent to fiscal year ended June 30, 2003 officers and directors of the Company loaned funds to the Company to be used for miscellaneous office expenses, legal fees, accounting fees and audit expenses. Amounts loaned to the Company included $2,525 in August 2003 and an additional amount of $43,550 in October 2003. Repayment for the $43,550 funds loaned will be through issuance of 3,282,681 shares of 144 restricted common stock in the Company, yet to be issued. On August 11, 2003, the Company entered into a contract for legal services to oversee and review the SEC compliance requirements of the Company.

ITEM 13     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ON FORM 8-K

                              SIGNATURES
     Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by undersigned, thereunto duly authorized.

                               World Transport Authority, Inc.

Dated: November 5, 2003        /s/ LYLE A. WARDROP
                               ------------------------------
                               Lyle A. Wardrop,
                               President

                             CERTIFICATION

    I, Lyle Wardrop, the Chief Accounting Officer of World Transport Authority, Inc. certify that:

   1. I have reviewed this year-end report on Form 10-KSB of World Transport Authority, Inc.

   2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

   3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

   4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

     (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

  5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

 (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

 (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Dated: November 5, 2003                     By: /s/ Lyle Wardrop
                                            -----------------------
                                            Lyle Wardrop
                                            President
                                            Chief Accounting Officer

                                CERTIFICATION

I, William Kennedy, the Chief Executive Officer of World Transport Authority, Inc. certify that:

  1. I have reviewed this year-end report on Form 10-KSB of World Transport Authority, Inc.

  2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

  4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

     (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

  5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

  (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Dated: November 5, 2003                     By: /s/ William Kennedy
                                            -----------------------
                                            William Kennedy
                                           Chief Executive Officer

                        WORLD TRANSPORT AUTHORITY, INC.
                               AND SUBSIDIARIES



                 REPORT ON CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED JUNE 30, 2003 AND 2002

                         WORLD TRANSPORT AUTHORITY, INC.
                                AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                             [ATTACHMENT TO ITEM 7]


                                                                      PAGE
                                                                      ------
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                              F-1/2

CONSOLIDATED BALANCE SHEET - JUNE 30, 2003                      F-3

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2003 AND 2002                                    F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
YEARS ENDED JUNE 30, 2003 AND 2002                                    F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2003 AND 2002                                    F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            F-7/15

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders
World Transport Authority, Inc.
El Cajon, California


We have audited the accompanying consolidated balance sheet of World Transport Authority, Inc. and Subsidiaries as of June 30, 2003, and the related consolidated statements of operations, stockholder' deficiency, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of World Transport Authority, Inc. and Subsidiaries as of June 30, 2003 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the accompanying consolidated financial statements, the Company has not generated any revenue from its operations, incurred a net loss, sustained negative cash flows from operating activities during the year ended June 30, 2003 and has a working capital deficit as of June 30, 2003. Management's plans in regard to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
October 10, 2003

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders
World Transport Authority, Inc.


We have audited the accompanying consolidated statements of operations, stockholders' equity (deficiency) and cash flows of WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES for the year ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of World Transport Authority, Inc. and Subsidiaries for the year ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

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


/s/J.H. Cohn LLP
San Diego, California
September 24, 2002

                         WORLD TRANSPORT AUTHORITY, INC.
                                 AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                         JUNE 30, 2003


ASSETS

Current assets:
  Cash and cash equivalents                     $        863
  Accounts receivable, net of allowance
     for doubtful accounts of $109,733                     -
  Prepaid expenses and other current assets              200
                                                ------------
Total current assets                                   1,063

Other assets                                             544
                                                ------------
                                                $      1,607

                                                ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Accounts payable                                $    334,684
Accrued expenses                                      51,229
Due to stockholder                                    84,432
Due to officers/directors                              3,500
Settlement obligations                               417,304
                                                ------------
      Total current liabilities                      891,149

Deferred license fees                                237,000
                                                ------------
      Total liabilities                            1,128,149
                                                ------------
Commitments and contingencies (See Note 5)                 -

Stockholders' deficiency:
  Common stock - unlimited shares authorized,
  no par value; 81,965,833 shares
  issued and outstanding                          12,992,349
Accumulated deficit                              (14,118,891)
                                                ------------

     Total stockholders' deficiency              (1,126,542)
                                                ------------
                                                   $      1,607
                                                ============


The accompanying notes are an integral part of these consolidated financial statements.

                         WORLD TRANSPORT AUTHORITY, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      YEARS ENDED JUNE 30, 2003 AND 2002

                                                     2003            2002
                                                ------------    ------------
Revenues:
  Auto parts distribution fees                  $          -    $     12,417
  Freight revenue                                          -           6,503
  Royalties                                                -          10,000
                                                ------------    ------------
          Total revenues                                   -          28,920

Cost of revenues                                           -           5,356
                                                ------------    ------------
Gross profit                                               -          23,564
                                                ------------    ------------
Operating expenses:
  Selling and general                                511,414         952,890
  Depreciation and amortization                      154,644         254,995
  Inventory write-off                                      -          82,468
  Loss (gain) on disposal of asset                    78,113          (3,401)
                                                ------------    ------------
          Total operating expenses                   744,171       1,286,952
                                                ------------    ------------
Operating loss before other income
 and interest expense                               (744,171)     (1,263,388)

Other income                                          (5,260)        (16,248)
Interest expense                                      24,653          32,490
                                                ------------    ------------

Net loss                                        $   (763,564)   $ (1,279,630)
                                                ============    ============

Basic net loss per share                        $       (.01)   $       (.02)
                                                ============    ============

Basic weighted average shares outstanding         75,361,959      68,119,827
                                                ============    ============











The accompanying notes are an integral part of these consolidated financial statements.

                         WORLD TRANSPORT AUTHORITY, INC.
                                AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                      YEARS ENDED JUNE 30, 2003 AND 2002

                                Common Stock          Accumulated
                             Shares       Amount        Deficit       Total
                           -----------------------   ------------------------
Balance, July 1, 2001      64,647,276  $12,247,115  $(12,075,697) $  171,418

Common stock sold for cash  4,012,997     192,275                    192,275

Common stock issued
to pay for services        3,638,322      202,279                    202,279

Common stock issued to pay
employee compensation        375,000       19,350                     19,350

Common stock issued as a
charitable contribution      200,000       34,000                     34,000

Net loss                                              (1,279,630) (1,279,630)
                          ----------   ----------     ----------- ----------
Balance at June 30, 2002  72,873,595   12,695,019    (13,355,327)   (660,308)

Common stock sold for cash 2,997,238      102,080                    102,080

Common stock issued
 for services              4,075,000       84,250                     84,250

Common stock issued to pay
employee compensation      2,020,000      111,000                    111,000


Net loss                                                (763,564)   (763,564)
                          ----------   ----------   ------------  ----------
Balance at June 30, 2003  81,965,833  $12,992,349   $(14,118,891)$(1,126,542)
                          ==========   ==========    ===========  ==========














The accompanying notes are an integral part of these consolidated financial statements.

                         WORLD TRANSPORT AUTHORITY, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEARS ENDED JUNE 30, 2003 AND 2002

                                                        2003         2002
                                                    -----------  -----------
Operating activities:
  Net loss                                          $ (763,564)  $(1,279,630)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization                      154,644       254,995
    Loss (gain) on disposal of asset                    78,113       (3,401)
    Inventory write-off                                      -        82,468
    Provision for doubtful accounts                     30,270        79,008
    Common stock issued for services, bonuses,
      compensation and charitable contributions        195,250       255,629
    Changes in operating assets and liabilities:
    (Increase) decrease in assets:
      Accounts receivable                              (17,770)      (28,265)
      Prepaid expenses and other current assets         20,836        41,302
      Note receivable                                    4,300             -
      Other assets                                       1,770        29,865
     Increase (decrease) in liabilities:
      Accounts payable                                   9,118       180,085
      Accrued expenses                                  33,364        (1,408)
      Deferred license fees                                  -         5,000
      Due to officers/directors                          3,500             -
      Obligations under settlement agreements           93,260       173,221
                                                    ----------   -----------
        Net cash used in operating activities         (156,909)     (211,131)
                                                    ----------   -----------
Investing activities - purchases of property and
  equipment                                                  -             -

Financing activities:
  Advances from related party                           54,570        25,208
  Payments of advances from related party                    -        (5,000)
  Payments of capital lease obligation                       -        (2,680)
  Proceeds from sales of common stock                  102,080       192,275
                                                    ----------    ----------
        Net cash provided by financing activities      156,650       209,803
                                                    ----------    ----------
Net decrease in cash and cash equivalents                 (259)       (1,328)

Cash and cash equivalents, beginning of year             1,122         2,450
                                                    ----------    ----------

Cash and cash equivalents, end of year              $      863    $    1,122
                                                    ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                       WORLD TRANSPORT AUTHORITY, INC.
                              AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2003 AND 2002

Note 1 - Business and summary of significant accounting policies:

  Business activities:
     World Transport Authority, Inc. (the "Parent") was incorporated in the Province of British Columbia pursuant to the Alberta Business Corporations Act in January 1996 and was named Composite Automobile Research, Ltd. until September 1, 2000. The Parent is a holding company with two wholly-owned subsidiaries, World Transport Authority, Inc. ("WTA") and World Star Logistics, Inc. ("WSL") that were incorporated in the State of Nevada on March 5, 1996 and May 15, 2000, respectively.
     The Parent, WTA and WSL are referred to collectively herein as the "Company".

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

  Use of estimates:
     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results may differ from those estimates.

  Cash and cash equivalents:
     The Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents.

  Inventories:
     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method.

  Property and equipment:
     Property and equipment are stated at cost and are depreciated over their estimated useful lives of five years using the straight-line method. Maintenance and repairs are charged to expense as incurred.

  Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining term of the related lease.

                      WORLD TRANSPORT AUTHORITY, INC.
                             AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED JUNE 30, 2003 AND 2002

Note 1 - Business and summary of significant accounting policies (continued):

  Advertising and marketing costs:
     The Company expenses the cost of advertising and marketing as incurred. Advertising and marketing costs charged to operations in 2003 and 2002 amounted to $94 and $600, respectively.

  Income taxes:
     The Company accounts for income taxes pursuant to the asset and liability method. This method requires deferred income tax assets and liabilities to be computed for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in future periods, based on enacted laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision or credit is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

  Revenue recognition:
     There were no revenues in the fiscal year ended June 30, 2003. During 2002, the Company generated revenues through sales of licenses, selling or arranging for the sale of auto parts to licensees, freight charges and royalties from license agreements.

     Generally, a manufacturing and distribution license holder is required to pay its master license fee by remitting a specified percentage of each manufacturing and distribution license fee to the Company. As a result of the uncertainties related to the realization of such fees, revenues from the sale of a master license are recognized when the Company receives the specified percentage payment from the master license holder upon the sale of a manufacturing and distribution license, and the Company has provided substantially all of the factory components and training sufficient to enable the licensee to begin vehicle production. The Company did not record any license fees in 2003 or 2002.

     The Company is responsible for arranging for the shipment of the vehicle components by the manufacturers directly to the licensees for which it is entitled to fees. Fees from the distribution of the vehicle components are based on the terms of the underlying license agreements and are recognized either upon the shipment of the components or upon the production of the vehicle.

     Amounts billed for shipping and handling are included in freight revenue and handling costs are included in cost of revenues.

     Royalty payments based on the production and/or sale of vehicles are recognized when earned. Royalties were derived from the licensee in Colombia in 2002.

                      WORLD TRANSPORT AUTHORITY, INC.
                             AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               YEARS ENDED JUNE 30, 2003 AND 2002

Note 1 - Business and summary of significant accounting policies (continued):

     Deferred revenue consists of non-refundable customer deposits (with allowable non-contractual future credits to customers), for which no services have been performed and accordingly, no revenue was recognized.

  Net loss per share:
     Basic earnings (loss) per common share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during each period. Diluted per share amounts have not been presented in the accompanying consolidated statements of operations because the Company did not have any potentially dilutive securities outstanding during 2003 and 2002.

  Reclassifications:
     Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to 2003 presentations.

  Impairment of long-lived assets:
     Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. Impairment losses related to property and equipment of $78,113 and $0 were recorded during the years ended June 30, 2003 and 2002, respectively.

  Recent Accounting Pronouncements:
     During April 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishments of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company reviewed SFAS No. 145 on July 1, 2003 and its impact is not expected to be material on the Company's financial position or results of operations.

     In June 2002, the FASB issued Statement of Financial Accounting standards ("SFAS") No. 146 "Accounting for Exit or Disposal Activities." The provisions of this statement are effective for disposal activities initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of FASB No. 146 to have a material impact on the Company's financial position or results of operations.

                      WORLD TRANSPORT AUTHORITY, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED JUNE 30, 2003 AND 2002

Note 1 - Business and summary of significant accounting policies (continued):

     In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002.

     The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

     In December 2002, the FASB issued Statement No. 148, "Accounting for
     Stock-Based Compensation-Transition and Disclosure   an amendment of FASB
     Statement No. 148" provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation. During the year ended June 30, 2003, there were no employee stock options issued or outstanding that would require disclosure.

                       WORLD TRANSPORT AUTHORITY, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED JUNE 30, 2003 AND 2002

Note 1 - Business and summary of significant accounting policies (concluded):

     During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions, however, is evaluating the effect of the new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

     During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The Company is evaluating the effect of the new pronouncement and will adopt FASB 150 within the prescribed time.

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

                      WORLD TRANSPORT AUTHORITY, INC.
                             AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEAR ENDED JUNE 30, 2003 AND 2002

Note 2 - Going Concern:

     As shown in the accompanying consolidated financial statements, the Company had net losses of $763,564 and $1,279,630 and net cash used in operating activities of $156,909 and $211,131 in 2003 and 2002, respectively and has a working capital deficit of $890,086 as of June 30, 2003. Management cannot determine whether the Company will become profitable and whether operating activities will begin to generate cash. If operating activities continue to use substantial amounts of cash, the Company will need additional financing. These matters raise substantial doubt about the ability of the Company to continue as a going concern.

     Historically, the Company has funded its operations through sales of common stock to private investors and borrowings from a stockholder. Management plans to obtain the funds needed to enable the Company to continue as a going concern through the private sales of common stock and sales of master licenses and manufacturing and distribution licenses. However, management cannot provide assurance that the Company will be successful in consummating private sales of common stock or generating sufficient sales of master and manufacturing and distribution licenses.

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

Note 3 - Credit risk:
     The Company maintains all of its cash balances in two financial institutions. At times, these balances exceed the Federal Deposit Insurance Corporation limitation for coverage of $100,000 thereby exposing the Company to credit risk. Exposure to credit risk is reduced by placing such deposits with major financial institutions and monitoring their credit ratings. The Company has not experienced any such losses.

Note 4 - Property and equipment, net:
     During the year ended June 30, 2003 and 2002, depreciation and amortization expense amounted to $154,644 and $254,995, respectively. In addition, the Company recognized an impairment loss of $78,113 during the year ended June 30, 2003.

                      WORLD TRANSPORT AUTHORITY, INC.
                             AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED JUNE 30, 2003 AND 2002

Note 5   Settlement Obligations and Contingencies:

     The Company incurred charges to selling and general expenses of approximately $200,000 during 2002 as a result of court imposed settlements of claims brought against the Company for salaries, bonuses and workers' compensation. Obligations payable as a result of these settlements and disputes and those in prior periods totaled $324,044 at June 30, 2002, including an obligation to pay $150,000 that bears interest at 10% per annum and an obligation to pay $103,374 at that date, that is subject to a lien against substantially all of the Company's assets. During the year ended June 30, 2003, the Company recognized interest expense in the amount of $15,000 in conjunction with the $150,000 award. All interest has been accrued through June 30, 2003.

     Another prior production employee of the Company filed suit against the Company and its insurance provider for a worker's compensation claim. The employee contends he was injured on the job and is owed monies for his medical and related injury costs. In official court notification received in July 2003, the court ruled against the Company and the insurance provider. The Company is liable for approximately $128,394, all of which has been accrued as of June 30, 2003.

Note 6 - Lease commitments:

     The Company leases its office facilities on a month-to-month basis. Rent expense was $12,248 in 2003 and $44,468 in 2002.

Note 7 - Equipment lease:

     The Company leases automobile equipment and tools to the licensee of the manufacturing and distribution facility in the Philippines. The lease term is through March 2005, and requires monthly installments of $1,750 due at the inception of the month. Due to the uncertainty associated with collectability of monthly payments, the Company has established a reserve against any current and future amounts due under the lease agreement. For the fiscal year ended June 30, 2003 the Company received no payments under this lease and accordingly, no revenue was recognized.

     Future minimum rental payments to be received under the lease in years subsequent to June 30, 2003 approximate as follows:

               Year Ending
                 June 30,       Amount
                  2004         $21,000
                  2005          15,800
                              --------
                Total          $36,800
                              ========

                      WORLD TRANSPORT AUTHORITY, INC.
                             AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED JUNE 30, 2003 AND 2002

Note 8 - Income taxes:

     As of June 30, 2003, the Company had deferred tax asset arising primarily from net operating loss carryforwards for federal and state income tax purposes of approximately $4,600,000 and $885,000 which expire at various dates through 2022 and 2008, respectively. There were no other significant temporary differences as of June 30, 2003, except for an allowance for doubtful accounts of $109,733 and accrued settlement obligations of $417,304. Due to the uncertainties related to, among other things, the extent and timing of its future taxable income, the Company has offset the deferred tax assets attributable to the potential benefits of by an equivalent valuation allowance at June 30, 2003. As a result of the increase in the valuation allowance of $300,000 and $400,000 during 2003 and 2002 for federal purposes and increase in the valuation allowance of $65,000 and $90,000 during 2003 and 2002 for state purposes, respectively, no benefit/expense for income taxes is included in the accompanying consolidated statements of operations.

Note 9 - Related party transactions and balances:

     A stockholder made non-interest bearing advances to the Company of $54,570 and $25,208 during 2003 and 2002, respectively. During 2003 and 2002, the Company made no repayments of the advances made by the stockholder.

     The Company had a payable to a stockholder of $84,432 and $29,862 at June 30, 2003 and 2002, respectively. The amounts are unsecured, non-interest bearing and due on demand.

Note 10 - Common stock:

     During the year ended June 30, 2003, the Company sold or completed the sale of 2,997,238 shares of common stock at prices ranging from $.01 to $.07 per share to private investors and received proceeds of $102,080.

     During the year ended June 30, 2003, the Company issued 4,075,000 shares of common stock at times when the market prices ranged from $.01 to $.07 per share to consultants and other organizations for various services it received. In addition, the Company issued 2,020,000 shares of common stock at times when the market prices ranged from $.01 to $.08 per share to various employees as compensation. Charges to expense attributable to consulting and other services received and to employee compensation arising from these issuances amounted to $84,250 and $111,000, respectively.

     During the year ended June 30, 2002 the Company sold or completed the sale of 4,012,997 shares of common stock at prices ranging from $.03 to $.16 per share to private investors and received proceeds of $192,275.

                      WORLD TRANSPORT AUTHORITY, INC.
                             AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED JUNE 30, 2003 AND 2002

Note 10 - Common stock: (continued)

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

     During the year ended June 30, 2002, the Company issued 200,000 shares of common stock at times when the market prices ranged from $.14 to $.20 per share as a charitable contribution. Charges to contributions expense for these issuances amounted to $34,000.

Note 11 - Subsequent events:

     On August 11, 2003, the Company entered into a contract for legal services to oversee and review the SEC compliance requirements of the Company.

     Subsequent to fiscal year ended June 30, 2003 officers and directors of the Company loaned funds to the Company to be used for miscellaneous office expenses, legal fees, accounting fees and audit expenses. Amounts loaned to the Company included $2,525 in August 2003 and an additional amount of $43,550 in October 2003. Repayment for the $43,550 funds loaned will be through issuance of 3,282,681 shares of 144 restricted common stock in the Company, which is yet to be issued.