Form 10QSB
period 2003-09-30
WORLD TRANSPORT AUTHORITY INC
filed 2003-11-19
CIK 1028130

CONFORMED SUBMISSION TYPE:	10QSB

PUBLIC DOCUMENT COUNT:        1
CONFORMED PERIOD OF REPORT:   20030930
FILED AS OF DATE:             20031114

FILER:

      COMPANY DATA:
      COMPANY CONFORMED NAME:             WORLD TRANSPORT AUTHORITY, INC.
      CENTRAL INDEX KEY:                  0001028130
      STANDARD INDUSTRIAL CLASSIFICATION: MOTOR VEHICLES & PASSENGER CAR
                                          BODIES [3711]

      IRS NUMBER:                         931202663
      FISCAL YEAR END:                    630

      FILING VALUES:
      FORM TYPE:                          10QSB
            SEC ACT:
            SEC FILE NUMBER:              000-23693
            FILM NUMBER:                  99627765

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


                        For Quarter ended September 30, 2003
                         Commission File Number 0-23693


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

     As of September 30, 2003, the registrant had 84,728,749 shares of common stock, no stated par value, issued and outstanding.

INDEX                                                                PAGE NO.

PART I     FINANCIAL INFORMATION
     ITEM 1.     FINANCIAL STATEMENTS                                     2
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS     5
     ITEM 2.     MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                      7
     ITEM 3.     CONTROLS AND PROCEDURES                                  8


PART II    OTHER INFORMATION
     ITEM 1.     LEGAL PROCEEDINGS                                        8
     ITEM 2-5.   NOT APPLICABLE                                           8
     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                         8

CERTIFICATIONS                                                            9


PART I     FINANCIAL INFORMATION
ITEM 1. Financial Statements
                WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                  (UNAUDITED)
                                    ASSETS

Current Assets:
      Cash                                                  $    27,200
      Prepaid expenses and other current assets                     200
                                                             ----------
        Total Current Assets                                     27,400
                                                             ----------
  Other Assets                                                      544

                                                             ----------

TOTAL ASSETS                                                $    27,944
                                                             ==========
              LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
      Accounts payable                                      $   360,649
      Accrued expenses                                           49,574
      Due to officers/directors                                  14,198
      Due to stockholder                                         84,122
      Obligations under settlement agreements                   421,054
                                                             ----------
        Total Current Liabilities                               929,597

Deferred license fees                                           237,000
                                                             ----------

TOTAL LIABILITIES                                             1,166,597
                                                             ----------

Commitments and Contingencies							    -

Stockholders? Deficiency:
     Common stock - unlimited shares authorized, no par
        value; 84,728,749 shares issued and outstanding      13,025,504
     Accumulated deficit                                    (14,164,157)
                                                             ----------
        Total stockholders? deficiency                       (1,138,653)
                                                             ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY              $    27,944
                                                             ==========







            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (UNAUDITED)

                                                    Three Months Ended
                                                       September 30,
                                             -------------------------------
                                                    2003           2002
                                             -------------------------------

Revenue:
     Freight revenue                            $         0  $          0
     Royalties                                            0             0
                                                 ----------   -----------
      	                                              0             0
                                                 ----------   -----------
Cost of revenue                                           0             0
                                                 ----------   -----------
Gross profit                                              0             0
                                                 ----------   -----------
Operating expenses:
     Selling and general                             39,973       157,842
     Depreciation and amortization                        0        49,017
                                                -----------   -----------
       Total                                         39,973       206,859
                                                -----------   -----------
Loss from operations                                (39,973)     (206,859)

Other income                                              2         5,253

Interest expense                                      5,295        12,514
                                                -----------   -----------
Net loss                                       $    (45,266) $   (214,120)
                                                ===========   ===========

Basic net loss per share                       $     (0.00)  $      (0.00)
                                                ===========   ===========
Basic weighted average shares outstanding        82,000,000    73,000,000
                                                ===========   ===========









             SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      Three months ended
                                                        September 30,
                                                  -------------------------
                                                      2003          2002
                                                  -----------   -----------
Operating activities:
   Net loss                                       $   (45,266)  $  (214,120)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
      Provision for doubtful accounts                       -         5,000
      Depreciation and amortization                         -        49,017
      Common stock issued for services, bonuses,
        compensation and charitable contribution            -        27,500
   Changes in operating assets and liabilities:
      Accounts receivable                                            (5,250)
      Prepaid expenses and other current assets             -          (533)
      Other assets                                          -          (230)
      Accounts payable                                 25,966         8,247
      Accrued expenses                                 (1,656)        2,398
      Deferred license fees                                 -             -
      Obligations under settlement agreements           3,750        82,760
                                                   ----------    ----------
         Net cash used in operating activities        (17,206)      (45,211)
                                                   ----------    ----------

Financing activities:
      Advances from related party                        (310)        2,000
      Due to officers/directors                        43,853		  -
      Proceeds from sale of common stock                    -        42,780
                                                   ----------    ----------
         Net cash provided by financing activities     43,543        44,780
                                                   ----------    ----------

Net increase (decrease) in cash                        26,337          (431)

Cash, beginning of period                                 863         1,122
                                                   ----------    ----------
Cash, end of period                               $    27,200   $       691
                                                   ==========    ==========












            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Interim Reporting

     In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of World Transport Authority, Inc. and its subsidiaries (the ?Company?) as of September 30, 2003 and their results of operations and cash flows for the three months ended September 30, 2003 and 2002.

     Pursuant to the rules and regulations of the Securities and Exchange Commission (the ?SEC?), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements, unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company as of June 30, 2003, and for the years ended June 30, 2003 and 2002 included in the Company?s Annual Report on Form 10-KSB for the year ended June 30, 2003, that was previously filed with the SEC.

     Results for the three months ended September 30, 2003 are not necessarily indicative of the results to be obtained for the full year.

2.   Basis of Presentation

     As shown in the accompanying financial statements, the Company had a net loss of $45,266 and net cash used in operating activities of $17,206 for the three months ended September 30, 2003. In addition, the Company has a working capital deficit of $902,197 as of September 30, 2003 and is heavily reliant on proceeds from loans and sale of stock from/to officers and directors for its working capital needs. Management cannot determine whether the Company will become profitable, and whether operating activities will begin to generate cash. If operating activities continue to use substantial amounts of cash, the Company will need additional financing. These matters raise substantial doubt about the ability of the Company to continue as a going concern.

     Historically, the Company has funded its operations through sales of common stock to private investors and borrowings from a stockholder and directors. Management plans to obtain the funds needed to enable the Company to continue as a going concern through the private sales of common stock and sales of master licenses and manufacturing and distribution licenses.
However, management cannot provide any assurance that the Company will be successful in consummating any private sales of common stock or generating sufficient license fee payments from master and manufacturing and distribution licenses.

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


3.   MASTER LICENSE AND MANUFACTURING AND DISTRIBUTION LICENSES

     There were no new Master License Agreements (?MLA?) or Manufacturing and Distribution Agreements (?MDA?) signed during the three months ended September 30, 2003.

     No other activity has taken place for any of the other MLH?s during the quarter ended September 30, 2003.


4.   Related party transactions:

     The Company has an outstanding stockholder?s loan of $84,122 on September 30, 2003, which is unsecured, non-interest bearing and due on demand. The Company approved the issuance of 2,762,916 shares of common stock to retire $33,155 of the outstanding debt to directors at $.012 per share. The Company has outstanding loans with the directors of the Company of $14,198 as of September 30, 2003.

     Subsequent to period ended September 30, 2003 the directors of the Company loaned an additional $10,399. The Company approved the issuance of 519,965 common shares of stock at a price of $.02 per share to retire this debt. The Company will recognize an interest expense of $5,200 for the beneficial conversion feature related to these loans during the second quarter.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Financial condition and liquidity:
     As shown in the financial statements, the Company incurred a net loss of $45,266 and used net cash for operating activities of $17,206 for the three months ended September 30, 2003. In addition, the Company has a working capital deficit of $902,197 as of September 30, 2003 and is heavily reliant on proceeds from loans and sale of stock from/to officers and directors for its working capital needs. Management cannot determine when the Company will become profitable, if ever, and when operating activities will begin to generate cash, if ever. If operating activities continue to use substantial amounts of cash, the Company will need additional financing. These matters raise substantial doubt about the ability of the Company to continue as a going concern.

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

     As of September 30, 2003, the Company had $27,200 cash on hand and in the bank, all of which was subsequently used for costs related to its annual audit.

     The primary sources of cash and financing for the Company for the three months then ended were $43,853 loaned from directors of the Company. The primary uses of cash during the same period were $17,206 for the Company's operations. The Company currently maintains a positive cash balance through sales of common stock and loans from directors of the Company.

Results of operations:

     The Company did not generate revenue during the three months ended September 30, 2003, or during the three months ended September 30, 2002. There have been no new license agreements signed during the period, and therefore no license sales have been recorded.

     The Company sustained a net loss of $45,266 for the three months ended September 30, 2003 compared to net loss of $214,120 for the three months ended September 30, 2002. A decrease of 79% in net loss was primarily due to the effort on the part of management to continue to downsize and streamline the operations of the Company until cash flow increases. Expenses that have been decreased as compared to the same three month period last year include: payroll, depreciation, consulting, interest, travel and settlement expenses.

ITEM 3.  CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this quarterly report for the period ended September 30, 2003, the Company carried out an evaluation of the design and effectiveness of the Company?s disclosure controls and procedures, pursuant to Rule 13 a-14 of the Securities Exchange Act of 1934. This evaluation took place under the supervision and with the participation of the company?s management, including the Chief Executive Officer and President of the Company. Based on these evaluations the principal executive officers concluded that the company?s disclosure controls and procedures are effective in timely alerting them to material information relating to the company, including the consolidated subsidiaries, required to be included in the company?s periodic SEC filings. There were no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.


PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings.

     During the period ended September 30, 2003, there were no changes to the legal settlement issues as stated in the annual report for period ended June 30, 2003.

ITEM 2-5.	Not applicable

ITEM 6.	Exhibits and Reports on Form 8-K.

     a. No reports on Form 8-K were filed during the fiscal quarter ended September 30, 2003.

                                       SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WORLD TRANSPORT AUTHORITY, INC.



Date:  November 19, 2003          /s/ LYLE WARDROP
                                  ----------------------------------------
                                  Lyle Wardrop
                                  President, Director

                             CERTIFICATION

    I, Lyle Wardrop, the Chief Accounting Officer of World Transport Authority, Inc. certify that:

   1. I have reviewed this quarter-end report on Form 10-QSB of World Transport Authority, Inc.

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

   4. The small business issuer?s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

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

     (c) Evaluated the effectiveness of the small business issuer?s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the small business issuer?s internal control over financial reporting that occurred during the small business issuer?s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer?s internal control over financial reporting; and

  5. The small business issuer?s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer?s auditors and the audit committee of the small business issuer?s board of directors (or persons performing the equivalent functions):

 (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer?s ability to record, process, summarize and report financial information; and

 (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer?s internal control over financial reporting.




Dated: November 19, 2003                    /s/Lyle Wardrop
                                            -----------------------
                                            Lyle Wardrop
                                            President
                                            Chief Accounting Officer


                                CERTIFICATION

I, William Kennedy, the Chief Executive Officer of World Transport Authority, Inc. certify that:

  1. I have reviewed this quarter-end report on Form 10-QSB of World Transport Authority, Inc.

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

  4. The small business issuer?s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

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

     (c) Evaluated the effectiveness of the small business issuer?s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the small business issuer?s internal control over financial reporting that occurred during the small business issuer?s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer?s internal control over financial reporting; and

  5. The small business issuer?s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer?s auditors and the audit committee of the small business issuer?s board of directors (or persons performing the equivalent functions):

  (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer?s ability to record, process, summarize and report financial information; and

  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer?s internal control over financial reporting.



Dated: November 19, 2003                    /s/William Kennedy
                                            -----------------------
                                            William Kennedy
    	                                      Chief Executive Officer

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Lyle Wardrop, the Chief Accounting Officer of World Transport Authority, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

   (1) the Quarterly Report on Form 10-QSB of the Company for the quarter ended September 30, 2003 (the "Report") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

   (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 19, 2003



         /s/Lyle Wardrop
------------------------------------
Name: 	Lyle Wardrop
Title:	Chief Accounting Officer


          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, William Kennedy, the Chief Executive Officer of World Transport Authority, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

    (1) the Quarterly Report on Form 10-KSB of the Company for the year ended September 30, 2003 (the "Report") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

    (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 19, 2003


           /s/William Kennedy
------------------------------------
Name: 	William Kennedy
Title:	Chief Executive Officer