Form 10QSB
period 2003-12-31
WORLD TRANSPORT AUTHORITY INC
filed 2004-03-19
CIK 1028130

CONFORMED SUBMISSION TYPE:    10QSB

PUBLIC DOCUMENT COUNT:        1
CONFORMED PERIOD OF REPORT:   20031231
FILED AS OF DATE:             20040318

FILER:

      COMPANY DATA:
      COMPANY CONFORMED NAME:  WORLD TRANSPORT AUTHORITY, INC.

      CENTRAL INDEX KEY:       0001028130

      STANDARD INDUSTRIAL CLASSIFICATION:
                               MOTOR VEHICLES & PASSENGER CAR BODIES [3711]
      IRS NUMBER:                     931202663
      FISCAL YEAR END:              630

      FILING VALUES:
            FORM TYPE:              10QSB
            SEC ACT:
            SEC FILE NUMBER:        000-23693
            FILM NUMBER:            99627765

      BUSINESS ADDRESS:
            STREET 1:               140 West Park Avenue
            CITY:                   El Cajon
            STATE:                  CA
            ZIP:                    92020
            BUSINESS PHONE:         6195932440

      MAIL ADDRESS:
            STREET 1:               140 West Park Avenue
            CITY:                   El Cajon
            STATE:                  CA
            ZIP:                    92020

INDEX                                                                PAGE NO.

PART I      FINANCIAL INFORMATION
      ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS               2
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS      5
      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                       6
     ITEM 3.   CONTROLS AND PROCEDURES                                   8

PART II     OTHER INFORMATION
      ITEM 1.     LEGAL PROCEEDINGS                                         9
          ITEM 2.   CHANGES IN SECURITIES                                     9
     ITEM 5.     OTHER INFORMATION                                         9
      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                          9






                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
                 Quarterly Report under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934


                        For Quarter ended December 31, 2003
                         Commission File Number 0-23693


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

     As of December 31, 2003, the registrant had 85,273,714 shares of common stock, no stated par value, issued and outstanding.

PART I  FINANCIAL INFORMATION

ITEM 1. Financial Statements
              WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003
                                   (UNAUDITED)

                                      ASSETS
Current Assets:
      Cash                                                 $       195
      Prepaid expenses and other current assets                    200
                                                           -----------
        Total Current Assets                                       395
                                                           -----------
Other Assets                                                       544
                                                           -----------
TOTAL ASSETS                                               $       939
                                                           ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
      Accounts payable                                     $   414,959
      Accrued expenses                                          49,573
      Due to officers/directors                                 16,933
      Due to stockholder                                        83,133
      Obligations under settlement agreements                  421,054
                                                           -----------
        Total Current Liabilities                              985,652


Deferred license fees                                          237,000
                                                           -----------
TOTAL LIABILITIES                                            1,222,652
                                                           -----------

Commitments and Contingencies

Stockholders' Deficiency:
     Common stock: unlimited shares authorized,
       no par value; 85,273,714 shares issued
       and outstanding                                      13,041,853
                                                                 Accumulated Deficit                                   (14,263,566)
                                                     -----------
Total stockholders' deficiency                        (1,221,713)
                                                                                                        -----------
                                             TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY             $       939
                                                           ===========

          SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                Three Months Ended         Six Months Ended
                                                  December 31,               December 31,
                                          -------------------------------------------------------
                                             2003            2002         2003           2002
                                          -------------------------------------------------------
Revenue:
     Net sales                            $         0    $         0    $         0   $         0
     Royalties                                      0              0              0             0
                                          -----------    -----------    -----------   -----------
       Totals                                       0              0              0             0

Cost of revenue                                     0              0              0             0
                                          -----------    -----------    -----------   -----------
Gross profit                                        0              0              0             0
                                          -----------    -----------    -----------   -----------
Operating expenses:
     Selling and general                       94,210        113,201        139,478       283,557
     Depreciation and amortization                  0         44,599              0        93,616
                                          -----------    -----------    -----------   -----------

       Totals                                  94,210        157,800        139,478       377,173

Other income                                        0              0              0         5,250

Interest income(expense)                       (5,200)             8         (5,198)            8
                                          -----------    -----------    -----------   -----------
                    Net loss                                  $   (99,410)   $  (157,792)   $  (144,676) $  (371,915)
                               ===========    ===========    ===========   ===========

Basic net loss per share                  $       (-)    $       (-)    $       (-)  $        (-)
                                          ===========    ===========    ===========  ============
Basic weighted average shares outstanding  85,221,816     75,058,595     83,608,840    73,987,318
                                          ===========    ===========    ===========  ============

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                      Six months ended
                                                         December 31,
                                                  -------------------------
                                                      2003          2002
                                                  -----------   -----------

Operating activities:
   Net loss                                       $ (144,676)   $ (371,915)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
      Depreciation and amortization                        -        93,616
      Common stock issued for services, bonuses,
        compensation and charitable contributions          -       121,000
     Interest expense (beneficial conversion)         5,200             -
Changes in operating assets and liabilities:
      Accounts receivable                                             (250)
      Other assets                                         -         8,212
      Due from affiliates                                  -       (25,900)
      Accounts payable                                80,275       (45,364)
      Accrued expenses                                 3,445        (2,269)
      Obligations under settlement agreements          3,750       102,961
                                                  ----------    ----------
        Net cash used in operating activities        (52,006)     (119,906)
                                                  ----------    ----------
Financing activities:
      Advances from related party                     (1,299)       52,000
      Proceeds from investor deposits                  7,600        51,080
     Due to officers/directors                        1,733             -
     Stock issued as loan repayment                  42,554       -
      Proceeds from sales of common stock                750        17,700
                                                  ----------    ----------
        Net cash provided by financing activities     51,338       120,780
                                                  ----------    ----------

Net increase (decrease) in cash                         (668)          874

                                             Cash at beginning of period                              863           911
                                                  ----------    ----------
                                        Cash at end of period                             $      195    $    1,785
                                                                      ==========    ==========





            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of World Transport Authority, Inc. and its subsidiaries (the "Company") as of December 31, 2003 and their results of operations for three months and six months ended December 31, 2003 and 2002, and their cash flows for the six months ended December 31, 2003 and 2002.

     Pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"), certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements, unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company as of June 30, 2003, and for the years ended June 30, 2003 and 2002 included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003, that was previously filed with the SEC.

    Results for the three and six months ended December 31, 2003 are not necessarily indicative of the results to be obtained for the full year.

     The Company is making significant progress on the planned corporate restructure. As part of this plan, WTAI established a new wholly owned subsidiary named AUTOTECH INTERNATIONAL CORPORATION ("AIC"). AIC is a Nevada corporation with William Kennedy named as sole Director and Officer. Mr. Kennedy is on the WTAI board of directors and is currently the Chief Executive Officer of WTAI. AIC will act as the marketing entity for WTAI and develop commercial factory sales for the manufacture of WordStar vehicles on a worldwide basis.

2.   Basis of Presentation

    As shown in the accompanying condensed consolidated financial statements, the Company had a net loss of $144,676 and net cash used in operating activities of $52,006 for the six months ended December 31, 2003. In addition, the Company has a working capital deficit of $985,257 as of December 31, 2003 and is heavily reliant on proceeds from loans and sale of stock from/to officers and directors for its working capital needs. Management cannot determine whether the Company will become profitable, and whether operating activities will begin to generate cash. If operating activities continue to use substantial amounts of cash, the Company will need additional financing. These matters raise substantial doubt about the ability of the Company to continue as a going concern.

     Historically, the Company has funded its operations through sales of common stock to private investors and borrowings from a stockholder and directors. Management plans to obtain the funds needed to enable the Company to continue as a going concern through the private sales of common stock and sales of master licenses and manufacturing and distribution licenses.

However, management cannot provide any assurance that the Company will be successful in consummating any private sales of common stock or generating sufficient license fee payments.

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

3.   MASTER LICENSE AND MANUFACTURING AND DISTRIBUTION LICENSES

     There was one contract for the sale of factories executed during the three months ended December 31, 2003.

     On December 18, 2003, AIC signed a Territory and Factory Sales Agreement with Cameron International, LLC setting forth the sales terms of our WordStar auto producing factories scheduled for delivery to Benin, Africa and the Ivory Coast during 2004 and 2005. The agreement also requires Cameron International, LLC to exclusively purchase vehicle parts kits used to produce the WordStar vehicles for the WordStar factories from the Company or its assignees. The first payment of funds for this order is expected sometime in 2004, which would result in expected revenues to be recognized during the fiscal year ending 2005.

     No other activity has taken place for other MLH's during the quarter ended December 31, 2003.

4.   Related party transactions:

     The Company has an outstanding stockholder loan of $83,113 at December 31, 2003, which is unsecured, non-interest bearing and due on demand. In addition, this former officer (resigned in December 2003) and stockholder is owed an additional $28,090 which is included in accounts payable and accrued expenses at December 31, 2003. During the six month ended December 31, 2003 the Company issued shares of stock to retire a debt of $43,554 to officers and directors of the Company. 2,787,916 shares of common stock were issued to retire $33,155 of the outstanding debt at $.012 per share. Additionally, the Company issued 519,965 common shares of stock at a price of $.02 per share to retire an additional $10,399 of this debt, for which, the Company recognized an interest expense of $5,200 for the beneficial conversion feature.

     The Company has outstanding loans with the directors of the Company of $16,933 as of December 31, 2003.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CRITICAL ACCOUNTING POLICIES

     Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of the Company including information regarding contingencies, risk and financial condition. Management believes our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. Valuations based on estimates are reviewed for reasonableness and conservatism on a consistent basis throughout the Company. Primary areas where our financial information is subject to the use of estimates, assumptions and the application of judgment include our evaluation of impairments of intangible assets, and the recoverability of deferred tax assets, which must be assessed as to whether these assets are likely to be recovered by us through future operations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Financial condition and liquidity:

     As shown in the financial statements, the Company incurred a net loss of $144,676 and used cash in operating activities of $52,006 for the six months ended December 31, 2003. In addition, the Company has a working capital deficit of $985,257 as of December 31, 2003 and is heavily reliant on proceeds from loans and sale of stock from/to officers and directors for its working capital needs. Management cannot determine when the Company will become profitable, if ever, and when operating activities will begin to generate cash, if ever. If operating activities continue to use substantial amounts of cash, the Company will need additional financing. These matters raise substantial doubt about the Company's ability to continue as a going concern.

     Historically, the Company has funded its operations through sales of common stock to private investors and borrowings from a stockholder and officers and directors of the Company. Management plans to obtain the funds needed to enable the Company to continue as a going concern through the private sales of common stock and sales of master licenses and manufacturing and distribution licenses. However, management cannot provide any assurance that the Company will be successful in consummating any private sales of common stock or generating sufficient license fee payments for master and manufacturing and distribution licenses.

     The consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. If the Company is unable to raise additional capital or generate sales of licenses it may be required to liquidate assets or take actions, which may not be favorable to the Company, in order to continue operations. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary if the Company is unable to continue its operations.

     As of December 31, 2003, the Company had $195 cash on hand and in the bank. The primary sources of cash and financing for the Company for the six months then ended were $52,637 from stock purchased by or loans made from directors of the Company. The primary uses of cash during the same period were $52,006 for the Company's operations. The Company currently maintains a positive cash balance through sales of common stock and loans from directors of the Company.

Results of operations:

     The Company did not generate revenue during the six months ended December 31, 2002, or during the six months ended December 31, 2003. There was one territory and factory sales agreement signed during the period ending December 31, 2003, and the first anticipated payment to the Company on the contract is expected sometime in 2004.

     The Company sustained a net loss of $144,676 for the six months ended December 31, 2003 compared to a net loss of $371,915 for the six months ended December 31, 2002. The Company sustained a net loss of $99,410 for the three months ended December 31, 2003 compared to net loss of $157,792 for the three months ended December 31, 2002. A decrease of 37% in net loss was primarily due to continued downsizing and streamlining the operations of the Company until cash flow increases. Expenses that have been decreased as compared to the same six month period last year include: depreciation, consulting, interest, and payroll expenses.

     The Board of Directors for the Company began a plan of revamping the operations of the Company during the quarter ended December 31, 2003. After the Board of Directors removed Mr. Lyle Wardrop as President of all WTAI companies on December 19, 2003, management changes began by naming John F. Tidy as Interim President of the Company. Additionally, the Company retained the services of an experienced corporate management consultant to advise the Company on daily operations and to institute a plan to move the Company to profitable operations. Negotiations were initiated with critical suppliers to stabilize a source of vehicle part kits and factory components.

     Management has also activated other actions including re-establishing communications with existing master license holders, initiating new intellectual property protections, and initiating proper financial and corporate controls. Management is now actively revising the marketing plan, developing new quality standards for factory construction, establishing international vehicle registration compliance and reopening production facilities for factories and vehicle part kits.

ITEM 3. CONTROLS AND PROCEDURES

     As of the financial statement date of this quarterly report for the period ended December 31, 2003, the Company carried out an evaluation of the design and effectiveness of the Company's disclosure controls and procedures, pursuant to Rule 13 a-14 of the Securities Exchange Act of 1934. This evaluation took place under the supervision and with the participation of the Company's management, including the Chief Executive Officer and President of the Company. Based on these evaluations the principal executive officers concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including the consolidated subsidiaries, required to be included in the Company's periodic SEC filings. There were no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings.

     During the period ended December 31, 2003, there were no changes to the legal settlement issues as stated in the annual report for period ended June 30, 2003.

ITEM 2-4.   Not applicable

ITEM 5.     Other Information.

     On December 19, 2003 the Board of Directors for the Company removed Mr. Lyle Wardrop as President of all WTAI companies. His removal was in part based on substantial infractions and violations of Board resolutions. On December 29, 2003 Mr. Wardrop resigned from the Board of WTAI.
     Mr. John F. Tidy was appointed and accepted the position as interim President of WTAI on December 19, 2003. Mr. John Tidy is an experienced operations executive and composite engineer, and is the primary individual responsible for the current WordStar vehicle design and production. Mr. Tidy has served as Vice President of Operations since 2000, and a Director of the Company since 2002.
     Nicholas M. Kennedy was named as interim director on December 29, 2003 to meet the Canadian legal requirement, until a full time director is chosen. Mr. Nicholas Kennedy is a Canadian citizen and nephew of Mr. William Kennedy. Mr. Nicholas Kennedy is co-founder of River of Life Humanitarian Organization ("ROL") in Zagreb, Croatia. He served as consultant for receiving and distributing Humanitarian Aid Shipments for refugees and displaced people for ROL in Zagreb from 1992 to 1996. He held the position of Logistics' Officer for ROL in Sarajevo, Bosnia/Herzegovina from 1994 to 1996, and is currently director of GIM in Osaka, Japan. He is fluent in English, Croatian, Bosnian, and Serbian languages. He is additionally semi-fluent in German and Japanese, and understands other Slavic languages including Russian. The Company believes he will be an asset in communication with the Zastava Plant, which supplies the engine platform for the WordStar vehicle.

ITEM 6.     Exhibits and Reports on Form 8-K.

     a. No reports on Form 8-K were filed during the fiscal quarter ended December 31, 2003.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     WORLD TRANSPORT AUTHORITY, INC.

        Date: March 18, 2004         /s/ William C. Kennedy
                                     ----------------------------------------
                                     William C. Kennedy
                                     Chief Executive Officer, Director

                             CERTIFICATION

    I, George I. Bates, the Treasurer/Interim Principal Accounting Officer of World Transport Authority, Inc. certify that:

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


Dated: March 18, 2004        /s/George I. Bates
                            -----------------------
                            George I. Bates
                            Treasurer/Interim Principal Accounting Officer

                              CERTIFICATION

I, William C. Kennedy, the Chief Executive Officer of World Transport Authority, Inc. certify that:

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


Dated: March 18, 2004                    /s/William C. Kennedy
                                       -----------------------
                                         William C. Kennedy
                                        Chief Executive Officer

         CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, George I. Bates, the Interim Principal Accounting Officer of World Transport Authority, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

   (1) the Quarterly Report on Form 10-QSB of the Company for the quarter ended December 31, 2003 (the "Report") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

   (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 18, 2004


         /s/George I. Bates
------------------------------------
Name:      George I. Bates
Title:     Treasurer/Interim Principal Accounting Officer


          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, William C. Kennedy, the Chief Executive Officer of World Transport Authority, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

       (1) the Quarterly Report on Form 10-KSB of the Company for the year ended December 31, 2003 (the "Report") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

    (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 18, 2004


           /s/William C. Kennedy
------------------------------------
Name:      William C. Kennedy
Title:     Chief Executive Officer