Form 10QSB
period 2004-03-31
WORLD TRANSPORT AUTHORITY INC
filed 2004-05-25
CIK 1028130

CONFORMED SUBMISSION TYPE:    10QSB

PUBLIC DOCUMENT COUNT:        1
CONFORMED PERIOD OF REPORT:   20040331
FILED AS OF DATE:             20040523

FILER:

      COMPANY DATA:
      COMPANY CONFORMED NAME:  WORLD TRANSPORT AUTHORITY, INC.

      CENTRAL INDEX KEY:       0001028130

      STANDARD INDUSTRIAL CLASSIFICATION:
                            MOTOR VEHICLES & PASSENGER CAR BODIES [3711]
      IRS NUMBER:                       931202663
      FISCAL YEAR END:              630

      FILING VALUES:
            FORM TYPE:              10QSB
            SEC ACT:
            SEC FILE NUMBER:        000-23693
            FILM NUMBER:            99627765

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


                    For Quarter ended March 31, 2004
                     Commission File Number 0-23693


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

     As of March 31 ,2004 the registrant had 85,805,773 shares of common stock, no stated par value, issued and outstanding.

PART I  FINANCIAL INFORMATION
ITEM 1. Financial Statements
              WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEET
                              MARCH 31, 2004
                               (UNAUDITED)

                                 ASSETS
Current Assets:
      Cash                                                 $     3,282
      Prepaid expenses and other current assets                    200
                                                           -----------
        Total Current Assets                                     3,482
                                                           -----------

Other Assets                                                       544
                                                           -----------
TOTAL ASSETS                                               $     4,026
                                                           ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
      Accounts payable                                     $   492,390
      Accrued expenses                                          45,505
      Due to officers/directors                                 18,371
      Due to stockholder                                        83,133
      Obligations under settlement agreements                  424,804
                                                           -----------
        Total Current Liabilities                            1,064,203


Deferred license fees                                          237,000
                                                           -----------
TOTAL LIABILITIES                                            1,301,203
                                                           -----------
          Commitments and Contingencies

          Stockholders' Deficiency:
     Common stock: unlimited shares authorized,
       no par value; 85,805,773 shares issued
       and outstanding                                      13,081,778
                                                                 Accumulated Deficit                                   (14,378,955)
                                                     -----------
Total stockholders' deficiency                      $ (1,297,177)
                                                                                                        -----------
                                             TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY            $      4,026
                                                           ===========


          SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

             WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                       Three Months Ended         Nine Months Ended
                                            March 31,                  March 31,
                                    -----------------------------------------------
                                       2004          2003         2004       2003
Revenue:
     Net sales                       $        0   $        0   $       0   $       0
     Royalties                                0            0           0           0
                                     ----------   ----------   ---------   ---------
       Totals                                 0            0           0           0

Cost of revenue                               0            0           0           0
                                     ----------   ----------   ---------   ---------
Gross profit                                  0            0           0           0
                                     ----------   ----------   ---------   ---------
Operating expenses:
     Selling and general                108,957       93,758     248,435     377,315
     Depreciation and amortization            0       43,072           0     136 688
                                     ----------   ----------   ---------   ---------
       Totals                           108,957      136,830     248,435     514,003

Other income                                  0            0           0       5,258

Interest income (expense)                (6,433)           0     (11,631)          8
                                     ----------   ----------   ---------   ---------
                    Net loss                             $ (115,390)  $ (136,830)  $(260,066)  $(508,737)
                             ==========   ==========   =========   =========

Basic and diluted net loss per share $      (-)   $      (-)   $     (-)   $     (-)
                                     ==========   ==========   =========   =========
Basic and diluted weighted average
  shares outstanding                 85,476,108   75,955,619  84,224,801  74,633,840
                                     ==========   ==========  ==========  ==========


           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                    Nine months ended
                                                        March 31,
               ---------------------
                2004       2003
                                                  ---------------------

Operating activities:
   Net loss                                       $(260,066) $(508,737)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
      Depreciation and amortization                       -    138,058
      Common stock and options issued for services,
        compensation and charitable contributions    18,450    131,000
Changes in operating assets and liabilities:
      Accounts receivable                                 -       (250)
      Related party receivable                            -       (200)
      Other assets                                        -      8,978
      Due from affiliates                                 -    (37,500)
      Accounts payable                              157,706    (19,024)
      Accrued expenses                                 (622)    19,615
      Obligations under settlement agreements         7,500    103,260
                                                  ---------   --------
        Net cash used in operating activities      ( 77,032)  (164,800)
                                                  ---------   --------
Investing activities:
      Sale of property and equipment                      -     12,862
                                                  ---------   --------
Financing activities:
      Advances from related party                    (1,299)    54,570
      Proceeds from investor deposits                59,501     28,900
      Due to officers/directors                       3,169          -
      Proceeds from sale of common stock             18,080     68,780
                                                  ---------   --------
        Net cash provided by financing activities    79,451    152,250
                                                  ---------   --------

Net increase in cash                                  2,419        312

Cash at beginning of period                             863        895
                                                  ---------   --------
Cash at end of period                            $    3,282   $  1,207
                                                 ==========   ========


        SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

           WORLD TRANSPORT AUTHORITY, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                      (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2004

1.   Interim Reporting

     In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the consolidated financial position of World Transport Authority, Inc. and its subsidiaries (the "Company") as of March 31, 2004, their results of operations for three months and nine months ended March 31, 2004 and 2003, and their cash flows for the nine months ended March 31, 2004 and 2003.

     Pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC), certain information and disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements, unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of June 30, 2003, and for the years ended June 30, 2003 and 2002 included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003, that was previously filed with the SEC.

     Results for the three and nine months ended March 31, 2004 are not necessarily indicative of the results to be obtained for the full year.

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

2.   Basis of Presentation

     As shown in the accompanying condensed consolidated financial statements, the Company had a net loss of $260,066 and net cash used in operating activities of $77,032 for the nine months ended March 31, 2004. Management cannot determine whether the Company will become profitable, and whether operating activities will begin to generate cash. If operating activities continue to use substantial amounts of cash, the Company will need additional financing. These matters raise substantial doubt about the ability of the Company to continue as a going concern.

     Historically, the Company has funded its operations through sales of common stock to private investors and borrowings from a stockholder and directors. Management plans to obtain the funds needed to enable the Company to continue as a going concern through private sales of common stock and sales of master licenses and manufacturing and distribution licenses.

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

3.   MASTER LICENSE AND MANUFACTURING AND DISTRIBUTION LICENSES

     There were no contracts for the sale of factories executed during the three months ended March 31, 2004. There was one contract for the sale of factories executed during the nine months ended March 31, 2004.

     On December 18, 2003, AIC signed a Territory and Factory Sales Agreement with Cameron International, LLC, setting forth the sales terms of the WordStar auto producing factories scheduled for delivery to Benin, Africa and the Ivory Coast during 2004 and 2005. The agreement also requires Cameron International, LLC to exclusively purchase vehicle parts kits used to produce the WordStar vehicles for the WordStar factories from the Company or its assignees. The first payment of funds for this order is expected sometime in 2004, which would result in expected revenues to be recognized during the fiscal year ending 2005.

     No other activity has taken place for other Master License Holder's (MLH) during the quarter ended March 31, 2004.

4.   Related party transactions:

     The Company has an outstanding stockholder loan of $83,133 at March 31, 2004, which is unsecured, non-interest bearing and due on demand. In addition, a former officer (resigned in December 2003) and stockholder is owed an additional $28,091, which is included in accounts payable and accrued expenses at March 31, 2004.

     The Company has outstanding loans with the directors of the Company of $18,371 as of March 31, 2004. Subsequent to the end of the quarter, the Company entered into short term loans for a total of $8,900. These loans are to be repaid by May 12, 2004 (past due) and carry interest on the unpaid, outstanding balance of twelve percent per annum.

     During the three months ended March 31, 2004 the Company issued 103,617 shares of restricted common stock to retire an outstanding loan to the Company of $4,000 plus accrued interest of $145.

5.   Common Stock Transactions:

Sale of stock:

     During the three months ended March 31, 2004, the Company issued 428,442 shares of common stock for proceeds of $17,330. The stock was issued at approximately $0.04 per share which was less than the market value. The Company has recognized a stock discount expense of $8,377 during the three months ended December 31, 2003 for the difference between the market price and selling price. During the quarter ended December 31, 2003, the Company granted an option to an officer-shareholder to acquire 399,750 additional shares at an exercise price of $0.04 per share. The Company recognized an expense of $8,000 for the intrinsic value computed as the difference between the exercise price and the fair market value of the underlying trading stock at the date of grant or $0.06 per share. These options expire on March 4, 2005 and are fully vested.

Conversion of Debt:

  The Company issued 103,617 common shares of stock at a price of $.04 per share to retire $4,145 of principal plus related interest. The Company recognized an interest expense of $2,073 for the beneficial conversion feature computed as the difference between the actual conversion price and the fair market value of underlying trading stock.

6.   Subsequent Event:

     During May 2004, the Board of Directors approved the issuance of 3,250,000 shares of common stock to certain officers and directors valued at the market price of $0.03 per share. The Company will recognize an expense for these issuances in May 2004 using the trading market price. In addition, the Board also granted 4,150,000 options to these officers and directors at an exercise price of $0.03 per share which equaled or exceeded the market price at the date of grant and all of which, will be accounted for pursuant to APB
25. These options have a five year life and are fully vested at the date of grant.

     During May 2004, the Board of Directors approved the issuance of 1,000,000 shares of common stock to certain consultants valued at the market price of $0.03 per share. The Company will recognize an expense for these issuances in May 2004 using the trading market price.

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

Financial condition and liquidity:

     As shown in the financial statements, the Company incurred a net loss of $260,066 and used cash in operating activities of $77,032 for the nine months ended March 31, 2004. Management cannot determine when the Company will become profitable, if ever, and when operating activities will begin to generate cash, if ever. If operating activities continue to use substantial amounts of cash, the Company will need additional financing. These matters raise substantial doubt about the ability of the Company to continue as a going concern.

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

     As of March 31, 2004, the Company had $3,282 cash on hand and in the bank. The primary sources of cash and financing for the Company for the nine months then ended were $18,080 from sale of common stock, proceeds from investor deposits of $59,501 and $3,169 from loans from officers/directors of the Company. The primary uses of cash during that period were $77,032 to finance the Company's operations. The Company currently maintains a positive cash balance through sales of common stock.

Results of operations:

     The Company did not generate revenue during the nine and three months ended March 31, 2004, or during the nine and three months ended March 31, 2003. There was one territory and factory sales agreement signed during the nine month period ending March 31, 2004, and the first anticipated payment to the Company on the contract is expected sometime in 2004.

     The Company sustained a net loss of $260,066 for the nine months ended March 31, 2004 compared to a net loss of $508,737 for the nine months ended March 31, 2003. A decrease of 53% in net loss was primarily due to the continued effort on the part of management to streamline the operations of the Company until cash flow improves. Expenses that have been reduced as compared to the same nine-month period last year, include: depreciation, consulting, settlement, public relations, interest and payroll expenses.

     The Company sustained a net loss of $115,390 for the three months ended March 31, 2004 compared to a net loss of $136,830 for the three months ended March 31, 2003.

     The Board of Directors for the Company began a plan of revamping the operations of the Company during the nine month period ending March 31, 2004. The Company continues to focus on revitalizing operations, after initiating management changes and retaining the services of an experienced corporate management consultant to advise the Company on daily operations. Work is progressing on instituting a plan to move the Company to profitable operations. Negotiations initiated with critical suppliers will stabilize a source of vehicle part kits and factory components for the Company.

     Management has also activated other actions including re-establishing communications with existing master license holders, initiating new intellectual property protections, and initiating proper financial and corporate controls. The Company continues to progress with revisions to the marketing plan, development of new quality standards for factory construction, and the establishment of international vehicle registration compliance requirements. Additionally, management continues with the plans and efforts to reopen production facilities for factories and vehicle part kits.


ITEM 3. CONTROLS AND PROCEDURES

     As of the financial statement date of this quarterly report for the period ended March 31, 2004, the Company carried out an evaluation of the design and effectiveness of the Company's disclosure controls and procedures, pursuant to Rule 13 a-14 of the Securities Exchange Act of 1934. This evaluation took place under the supervision and with the participation of the Company's management, including the Chief Executive Officer and President of the Company. Based on these evaluations the principal executive officers concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including the consolidated subsidiaries, required to be included in the Company's periodic SEC filings. There were no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings.

     During the period ended March 31, 2004, there were no changes to the legal settlement issues as stated in the annual report for year ended June 30, 2003.

ITEM 2-4.   Not applicable

ITEM 5.     Other Information.

ITEM 6.     Exhibits and Reports on Form 8-K.

     a. One report on Form 8-K was filed during the fiscal quarter ended March 31, 2004 announcing the contract in Cameroon.

                                SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     WORLD TRANSPORT AUTHORITY, INC.

        Date: May 23, 2004           /s/ William C. Kennedy
                                     ----------------------------------------
                                     William C. Kennedy
                                     Chief Executive Officer, Director

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


Dated: May 23, 2004         /s/George I. Bates
                            -----------------------
                            George I. Bates
                            Treasurer/Interim Principal Accounting Officer

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


Dated: May 23, 2004                      /s/William C. Kennedy
                                       -----------------------
                                         William C. Kennedy
                                         Chief Executive Officer



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

Dated: May 23, 2004


           /s/George I. Bates
          -------------------------------------
Name:      George I. Bates
Title:     Treasurer/Interim Principal Accounting Officer

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

Dated: May 23, 2004


           /s/William C. Kennedy
          -------------------------------------
Name:      William C. Kennedy
Title:     Chief Executive Officer